Form 10-Q
period 2026-03-31
Diversified Energy Co
filed 2026-05-06
CIK 1922446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 72,323,471 shares of common stock outstanding (excluding shares held by the Employee Benefit Trust) as of May 6, 2026.

Table of Contents	Form 10-Q	Diversified Energy Company
Glossary of Terms
ABS - Asset-Backed Security
ASU - Accounting Standards Update
Bbl - Barrel or barrels of oil or natural gas liquids
Btu - A British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
E&P - Exploration and production
EBITDAX - Earnings before interest, tax, depreciation, amortization and exploration expense
EPS - Earnings per share
GAAP - U.S. Generally Accepted Accounting Principles
Henry Hub - A natural gas pipeline delivery point that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.
Mbbls - Thousand barrels
Mcf - Thousand cubic feet of natural gas
Mcfe - Thousand cubic feet of natural gas equivalent
Midstream - Midstream activities include the processing, storing, transporting and marketing of natural gas, NGLs and oil.
Mmbtu - Million British thermal units
Mmcf - Million cubic feet of natural gas
Mmcfe - Million cubic feet of natural gas equivalent
Mmcfepd - Million cubic feet of natural gas equivalent per day
Mont Belvieu - A mature trading hub with a high level of liquidity and transparency that sets spot and futures prices for NGLs.
NGLs - Natural gas liquids, such as ethane, propane, butane and natural gasoline that are extracted from natural gas production streams.
NYMEX - New York Mercantile Exchange
NYSE - New York Stock Exchange
Oil - Includes crude oil and condensate
PSU - Performance-based restricted stock unit
Realized price - The cash market price, less all expected quality, transportation and demand adjustments.
ROU - Right-of-use asset
RSU - Restricted stock unit
SOFR - Secured Overnight Financing Rate
UK - United Kingdom
Upstream - Upstream activities include exploration, discovery, and extraction of natural gas, NGLs, and oil. Often referred to as exploration and production activities, or E&P.
WTI - West Texas Intermediate grade crude oil, used as a pricing benchmark for sales contracts and NYMEX oil futures contracts.

Table of Contents	Form 10-Q	Diversified Energy Company
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that can be identified by the following terminology, including the terms “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,”
“estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible,” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy, plans, objectives, goals, future events or intentions. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on
Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial positions, liquidity, prospects, growth, strategies and the natural gas and oil industry.
By their nature, forward-looking statements involve risk and uncertainty because they relate to future events and circumstances.
Forward-looking statements are not guarantees of future performance and the actual results of our operations, financial position and liquidity, and the development of the markets and the industry in which we operate, may differ materially from those described in, or suggested by, the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if the results of operations, financial position and liquidity, and the development of the markets and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of factors could cause results and developments to differ materially from those expressed or implied by the forward-looking statements including, without limitation, general economic and business conditions, the behavior of other market participants, industry trends, competition, commodity prices, changes in regulation, currency fluctuations, our ability to recover our reserves, our ability to successfully integrate acquisitions, our ability to obtain financing to meet liquidity needs, changes in our business strategy, political and economic uncertainty.
Forward-looking statements may, and often do, differ materially from actual results. Any forward-looking statements in this Quarterly
Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, reflect our current view with respect to future events and are subject to risks relating to future events and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. Investors should specifically consider the factors identified in this Quarterly Report on
Form 10-Q and in other documents that we file with or furnish to the SEC which could cause actual results to differ. We explicitly disclaim any obligation or undertaking to revise any forward-looking statements in this Quarterly Report on Form 10-Q that may occur due to any change in our expectations or to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q except as may be required by applicable law.

Table of Contents	Form 10-Q	Diversified Energy Company
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except par and share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$54,539	$29,697
Restricted cash	17,303	21,750
Accounts receivable, net	411,674	408,399
Derivatives	76,946	153,150
Prepaid expenses and other current assets	66,947	37,166
Total current assets	$627,409	$650,162
Noncurrent assets:
Natural gas and oil properties (successful efforts method):
Proved natural gas and oil properties	$5,850,455	$5,808,908
Unproved natural gas and oil properties	19,804	19,804
Accumulated depletion	(1,412,289)	(1,320,953)
Natural gas and oil properties, net	4,457,970	4,507,759
Property, plant, and equipment, net	460,270	446,022
Restricted cash	83,660	93,663
Deferred tax assets	436,211	287,135
Other assets	170,697	184,218
Total assets	$6,236,217	$6,168,959
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,427	$81,814
Accrued liabilities	158,844	193,742
Revenue to be distributed	264,217	240,125
Current portion of long-term debt, net	235,255	236,553
Derivatives	336,738	155,959
Derivatives settlements payable	120,235	27,405
Other current liabilities	144,067	140,096
Total current liabilities	$1,335,783	$1,075,694
Noncurrent liabilities:
Asset retirement obligations	$870,043	$863,841
Long-term debt, net	2,652,709	2,715,461
Derivatives	540,743	440,567
Other liabilities	92,985	78,406
Total liabilities	$5,492,263	$5,173,969
Commitments and contingent liabilities (Note 12)
Stockholders' equity:
Common stock ($0.01 par value; 350,000,000 authorized; 72,323,471 and 76,979,625 shares issued and outstanding)	$723	$769
Additional paid in capital	1,426,156	1,491,719
Accumulated other comprehensive income (loss)	(583)	(583)
Retained earnings (accumulated deficit)	(692,932)	(507,847)
Total stockholders' equity attributable to DEC	$733,364	$984,058
Noncontrolling interests	10,590	10,932
Total stockholders' equity	$743,954	$994,990
Total liabilities and stockholders' equity	$6,236,217	$6,168,959
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share data)	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenue
Natural gas	$314,149	$228,510
NGLs	60,959	48,094
Oil	181,099	52,815
Total commodity revenue	$556,207	$329,419
Gain (loss) on derivatives	(548,383)	(284,284)
Midstream	11,764	10,598
Other	7,556	6,782
Total revenue	$27,144	$62,515
Operating expense
Lease operating expense	$(132,968)	$(73,439)
Production taxes	(30,491)	(16,433)
Midstream operating expense	(20,236)	(18,636)
Transportation expense	(28,568)	(26,719)
Accretion of asset retirement obligation	(13,248)	(8,358)
General and administrative expense	(41,708)	(34,086)
Depreciation, depletion and amortization	(108,565)	(74,646)
Gain (loss) on natural gas and oil properties and equipment	98,077	1,689
Total operating expense	$(277,707)	$(250,628)
Income (loss) from operations	$(250,563)	$(188,113)
Other income (expense)
Interest expense	$(63,412)	$(42,712)
Loss on debt extinguishment	—	(26,971)
Other income (expense)	548	268
Income (loss) before taxation	$(313,427)	$(257,528)
Income tax benefit (expense)	152,762	(65,292)
Net income (loss)	$(160,665)	$(322,820)
Other comprehensive income (loss)	—	(210)
Total comprehensive income (loss)	$(160,665)	$(323,030)

Net income (loss) attributable to:
DEC	$(160,617)	$(323,198)
Noncontrolling interest	(48)	378
Net income (loss)	$(160,665)	$(322,820)

Earnings (loss) per share attributable to DEC
Basic	$(2.13)	$(5.52)
Diluted	$(2.13)	$(5.52)
Weighted average shares outstanding
Basic	75,255,211	58,595,436
Diluted	75,255,211	58,595,436
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity Attributable to DEC	Noncontrolling Interest	Total Stockholders ' Equity
Balance as of December 31, 2024	50,649,844	$14,595	$1,145,889	$(935)	$(759,471)	$400,078	$11,879	$411,957
Net income (loss)	—	—	—	—	(323,198)	(323,198)	378	(322,820)
Other comprehensive income (loss)	—	—	—	(210)	—	(210)	—	(210)
Issuances of common stock	29,694,213	7,619	363,092	—	—	370,711	—	370,711
Repurchases of common stock	(169,194)	—	(2,273)	—	—	(2,273)	—	(2,273)
Share-based compensation	211,887	—	3,540	—	(1,262)	2,278	—	2,278
Dividends declared	—	—	17,153	—	(17,153)	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(250)	(250)
Balance as of March 31, 2025	80,386,750	$22,214	$1,527,401	$(1,145)	$(1,101,084)	$447,386	$12,007	$459,393

Balance as of December 31, 2025	76,979,625	$769	$1,491,719	$(583)	$(507,847)	$984,058	$10,932	$994,990
Net income (loss)	—	—	—	—	(160,617)	(160,617)	(48)	(160,665)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
Repurchases of common stock	(5,033,364)	(50)	(70,679)	—	—	(70,729)	—	(70,729)
Share-based compensation	377,210	4	5,503	—	(2,407)	3,100	—	3,100
Dividends declared	—	—	(387)	—	(22,061)	(22,448)	—	(22,448)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(294)	(294)
Balance as of March 31, 2026	72,323,471	$723	$1,426,156	$(583)	$(692,932)	$733,364	$10,590	$743,954
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(160,665)	$(322,820)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	108,565	74,646
Accretion of asset retirement obligations	13,248	8,358
Income tax (benefit) expense	(152,762)	65,292
(Gain) loss on derivatives	548,383	284,284
Cash proceeds (payments) on settlement of derivatives	(150,479)	(52,236)
Settlement of asset retirement costs	(9,755)	(2,310)
(Gain) loss on natural gas and oil properties and equipment	(98,077)	(1,689)
Loss on early retirement of debt	—	26,971
Non-cash share-based compensation	4,474	1,825
Other	13,710	5,932
Changes in working capital:
Accounts receivable, net	(6,364)	27,736
Other assets	(9,758)	(7,159)
Accounts payable	(6,344)	10,709
Other liabilities	74,556	(34,681)
Net cash provided by operating activities	168,732	84,858
Cash flows from investing activities:
Consideration for business acquisitions, net of cash acquired	—	(329,709)
Consideration for asset acquisitions, net of cash acquired	(42,785)	(49,989)
Proceeds from divestitures	102,129	2,712
Capital expenditures	(58,007)	(28,031)
Net cash provided by (used in) investing activities	1,337	(405,017)
Cash flows from financing activities:
Repayment of borrowings	(747,201)	(796,322)
Proceeds from borrowings	690,539	1,300,714
Debt issuance costs	(3,947)	(23,056)
Hedge modifications associated with ABS Notes	—	(171,134)
Proceeds from equity issuance, net	—	117,468
Principal element of lease payments	(5,224)	(3,714)
Dividends to stockholders	(22,061)	(17,153)
Distributions to noncontrolling interest owners	(294)	(251)
Repurchases of common stock (stock repurchase program)	(71,489)	—
Net cash provided by (used in) financing activities	$(159,677)	$406,552
Net change in cash, cash equivalents and restricted cash	10,392	86,393
Cash, cash equivalents and restricted cash, beginning of period	145,110	52,259
Cash, cash equivalents and restricted cash, end of period	$155,502	$138,652
Cash and cash equivalents	54,539	32,641
Restricted cash	100,963	106,011
Total cash, cash equivalents and restricted cash	$155,502	$138,652
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Index to the Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies	9	Note 8 - Compensation Plans	17
Note 2 - Acquisitions & Divestitures	10	Note 9 - Asset Retirement Obligations	19
Note 3 - Income Tax	13	Note 10 - Borrowings	20
Note 4 - Earnings (Loss) Per Share	13	Note 11 - Fair Value	24
Note 5 - Natural Gas & Oil Properties	14	Note 12 - Commitments & Contingencies	25
Note 6 - Derivatives	14	Note 13 - Supplemental Cash Flow Information	26
Note 7 - Stockholders' Equity	16	Note 14 - Subsequent Events	26
Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
Description of the Company
Diversified Energy Company, a Delaware corporation (“Diversified,” “DEC,” “we,” “us,” “our,” or collectively with its wholly owned subsidiaries, the “Company”) is an independent energy company engaged in the production, transportation and marketing of natural gas, oil and NGLs. The Company’s assets are located in the United States within the following geographical operating areas:
•Appalachian Region, which spans Ohio, Indiana, Pennsylvania, Virginia, West Virginia, Kentucky, Tennessee and Alabama;
•Central Region, which includes Texas, Oklahoma, New Mexico, and Louisiana;
•Other, which includes Florida and Wyoming.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to
such rules and regulations, certain disclosures have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended
December 31, 2025, as included in the Company’s annual report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and balances have been eliminated.
Reclassification
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation. These reclassifications have no impact on previously reported total assets, total liabilities, net income or total operating cash flows.
Segment Reporting
In accordance with ASC 280, Segment Reporting, the Company establishes operating segments based on the components of the business that are regularly reviewed by the chief executive officer, who serves as the chief operating decision maker (“CODM”), for purposes of allocating resources and assessing performance. The CODM evaluates the Company’s operations in a consolidated manner. Accordingly, the Company has one reportable segment.
The CODM uses consolidated income (loss) before income taxes for purposes of allocating resources and assessing operating performance. The CODM is also regularly provided information on lease operating expense, transportation expense, production taxes, and general and administrative expense, which represent significant segment expenses. Other segment items primarily consist of depreciation, depletion and amortization, interest expense, and income tax expense (benefit). These amounts are derived from, and can be found within, the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).
Segment profit or loss reconciles to consolidated income (loss) before income taxes with no reconciling items.
There have been no material changes in the Company’s reportable segment, the CODM, or the measures used to assess segment performance since December 31, 2025. There were no material changes in segment assets from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company maintains cash balances at financial institutions, which at times may exceed federally insured limits. The Company has not

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash and cash equivalents.
Restricted Cash
Restricted cash represents cash whose withdrawal or use is limited by contractual or regulatory requirements and is not available for general corporate purposes. Restricted cash is presented as either a current or noncurrent asset based on the expected timing of the related obligations.
Restricted cash primarily consists of:
•Amounts held as collateral for surety bonds or required by state agencies for well abandonment obligations; and
•Cash reserves required for interest payments and fees related to the Company’s asset-backed securitization arrangements, which are administered by an independent indenture trustee.
The Company’s accounting policy and the nature of its restricted cash arrangements are consistent with those described in its annual report on Form 10-K for the year ended December 31, 2025, and there were no material changes during the interim period.
Recently Adopted Accounting Standards
In the current year, the Company adopted the following accounting standards:

ASU Number	Description	Effective Date
ASU 2024-04	Debt—Debt with Conversion and Other Options	January 1, 2026
ASU 2025-05	Measurement of credit losses for accounts receivable and contract assets from transactions accounted for under Topic 606	January 1, 2026
The adoption of these standards did not have a significant impact on the amounts reported in the Condensed Consolidated Financial
Statements.
Note 2 - Acquisitions & Divestitures
2026 Acquisitions
During the three months ended March 31, 2026, the Company collectively acquired certain midstream and plugging assets for total consideration of $17 million, inclusive of customary purchase price adjustments, and transaction costs. Additionally, in February
2026, the Company paid a deposit of $25 million for the acquisition of certain producing properties from Sheridan Holding Company
III, LLC (“Sheridan”). This acquisition was completed in April 2026 and is discussed in Note 14.
2026 Divestitures
During the three months ended March 31, 2026, the Company divested certain non-core undeveloped acreage for consideration of
$101 million. The consideration received exceeded the carrying amount of the net assets divested resulting in a gain on natural gas and oil properties and equipment of $101 million. Additionally, the disposal of various property, plant and equipment in the normal course of business resulted in cash proceeds of $1 million and a loss on natural gas and oil properties and equipment of $3 million.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
2025 Acquisitions
Canvas Energy Inc. (“Canvas”) Asset Acquisition
On November 24, 2025, the Company acquired Canvas. The Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single asset group; therefore, the transaction was accounted for as an asset acquisition. The
Company paid purchase consideration of $533 million, inclusive of customary purchase price adjustments. The purchase consideration consisted of the issuance of 3,718,209 shares of common stock and $399 million in cash, inclusive of transaction costs of $13 million.
On the date of the acquisition, the Company settled the outstanding balance of $81 million on Canvas’s credit facility.
Refer to Notes 7 and 10 for additional information regarding stockholders’ equity and debt.
The fair value of the consideration transferred and the allocation to the assets acquired and liabilities assumed based on their relative fair values as of November 24, 2025 were as follows (in thousands):

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
Maverick Natural Resources, LLC (“Maverick”) Business Combination
On March 14, 2025, the Company acquired Maverick. The Company determined the transaction did not have a significant concentration of assets and that it acquired an identifiable set of inputs, processes, and outputs. As a result, the Company concluded the transaction was a business combination. The Company paid purchase consideration of approximately $666 million, inclusive of customary purchase price adjustments. The purchase consideration consisted of the issuance of 21,194,213 shares of common stock and $211 million in cash. As part of the acquisition, the Company paid off on the acquisition date the $202 million balance outstanding on Maverick’s credit facility and assumed $518 million of ABS Maverick Notes outstanding. Transaction costs associated with the acquisition were $21 million and are included within G&A expense in the Consolidated Statements of Comprehensive
Income (Loss).
Refer to Notes 7 and 10 for additional information regarding stockholders’ equity and debt.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
The fair value of the consideration transferred and the fair value amounts of the assets acquired and liabilities assumed as of March 14,
2025 were as follows (in thousands):

Consideration paid
Cash consideration	$210,753
Fair value of common stock issued(a)	253,270
Payoff of existing credit facility	201,533
Total consideration	$665,556
Net assets acquired
Cash	$20,894
Natural gas and oil properties	1,298,477
Property, plant and equipment, net	43,585
Restricted cash	62,048
Other noncurrent assets	28,861
Derivatives, net	4,829
Accounts receivable, net	153,205
Other current assets	14,695
Asset retirement obligations	(179,528)
Borrowings	(518,394)
Other noncurrent liabilities	(38,915)
Accounts payable	(42,967)
Accrued operating expenses	(55,583)
Revenues payable	(44,306)
Other current liabilities	(81,345)
Net assets acquired	$665,556
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
Summit Natural Resources, LLC (“Summit”) Asset Acquisition
On February 27, 2025, the Company acquired certain upstream assets and related infrastructure within Virginia, West Virginia, and
Alabama of the Appalachian Region from Summit. Given the concentration of assets, this transaction was considered an asset acquisition rather than a business combination. The Company paid consideration of $42 million, inclusive of transaction costs of $0.4 million and customary purchase price adjustments, substantially all of which was accounted for as natural gas and oil properties. The transaction was funded through proceeds from the ABS X Notes collateralized, in part, by the acquired assets. Refer to Note 10 for additional information regarding debt.
Other Acquisitions
During the three months ended March 31, 2025, the Company acquired certain midstream and upstream assets that are contiguous to its existing Central Region assets. The Company paid total consideration of $16 million, inclusive of non-cash consideration of $4 million, customary purchase price adjustments, and transaction costs. Given the concentration of assets, these transactions were considered asset acquisitions rather than business combinations.
2025 Divestitures
During the three months ended March 31, 2025, the Company divested certain non-core undeveloped acreage across its operating footprint for consideration of $2 million. The consideration received exceeded the carrying amount of the net assets divested resulting in a gain on natural gas and oil properties and equipment of $2 million.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 3 - Income Tax
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S.
federal income tax rate of 21% to pre-tax income primarily due to the impact of federal tax credits (principally the marginal well tax credit), state income taxes, permanent differences, and discrete items recognized in the interim period.
The effective tax rates for the three months ended March 31, 2026 and 2025 were 48.7% and (25.4)%, respectively. For the three months ended March 31, 2026, we reported a tax benefit of $153 million, a change of $218 million, compared to a tax expense of $65 million in 2025. The effective tax rate for March 31, 2026 was primarily impacted by the recognition of the federal marginal well tax credit available to qualified producers and due to management’s estimate of the annual effective tax rate expected for the full financial year. The federal government provides these credits to encourage companies to continue producing lower-volume wells during periods of low prices to maintain the underlying jobs they create and the state and local tax revenues they generate for communities to support schools, social programs, law enforcement and other similar public services. The differences between the statutory U.S. federal income tax rate and the effective tax rates are summarized as follows:

Three Months Ended
March 31, 2026	March 31, 2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.5%	4.0%
Federal credits(a)	23.8%	(50.5)%
Other, net	(0.6)%	0.1%
Effective tax rate	48.7%	(25.4)%
(a)Federal tax credits consist primarily of the marginal well tax credit. Because the credit is a dollar amount determined independently of pre-tax results, its impact, expressed as a percentage of pre-tax income (loss), can be positive or negative and can vary significantly between periods depending on the sign and magnitude of the Company's forecasted annual pre-tax book income (loss) used in the estimated annual effective tax rate.
Note 4 - Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, excluding shares held in treasury (if any) and the
Employee Benefit Trust (“EBT”). Diluted EPS reflects the potential dilution that could occur if share-based compensation awards were exercised or converted into shares, except when their effect would be anti-dilutive. Refer to Note 7 for additional information regarding the EBT.
The following table presents the reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2026	March 31, 2025
Net income (loss) attributable to DEC	$(160,617)	$(323,198)
Weighted average shares outstanding - basic	75,255,211	58,595,436
Dilutive impact of potential shares	—	—
Weighted average shares outstanding - diluted	75,255,211	58,595,436

Basic earnings (loss) per share	$(2.13)	$(5.52)
Diluted earnings (loss) per share	$(2.13)	$(5.52)

Potentially dilutive shares(a)	2,048,007	1,400,551
(a)Share-based compensation awards excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 5 - Natural Gas & Oil Properties
The following table summarizes the Company's natural gas and oil properties for the period presented:

As of
(in thousands)	March 31, 2026
Costs
Beginning balance	$5,828,712
Additions(a)	41,892
Disposals	(345)
Ending balance	$5,870,259
Depletion and impairment
Beginning balance	$(1,320,953)
Depletion expense	(91,336)
Ending balance	$(1,412,289)
Net book value	$4,457,970
(a)During the three months ended March 31, 2026, the Company’s additions were primarily due to development and recurring capital expenditures.
Note 6 - Derivatives
The Company faces volatility in market prices and basis differentials for natural gas, NGLs and oil, affecting the predictability of its cash flows from commodity sales. Additionally, the Company’s cash flows related to interest payments on variable rate debt obligations can be impacted by fluctuations in interest rate markets, depending on its debt structure. To manage these risks, the
Company enters into derivative contracts primarily with major financial institutions and energy trading counterparties. As of March
31, 2026, these instruments included swaps, collars, basis swaps, and stand-alone put and call options. The Company does not intend
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

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
The Company may elect to enter into offsetting transactions for the above instruments for the purpose of cancelling or terminating certain positions.
The following table summarizes the Company's calculated fair value of derivatives for the date presented:

	As of March 31, 2026
(in thousands, except volume data)	Volume	Fair Value
Natural gas (Mmbtu)
Swaps	1,108,523	$(341,528)
Two-way collars	139,511	16,110
Three-way collars	157,536	(25,716)
Stand-alone calls(a)	72,876	(76,127)
Basis swaps	780,181	4,395
Purchased puts	7,978	2,234
Sold puts	16,537	(3,356)
Total natural gas	2,283,142	$(423,988)
NGLs (MBbls)
Swaps	24,519	$(107,932)
Stand-alone calls	688	(5,307)
Total NGLs	25,207	$(113,239)
Oil (MBbls)
Swaps	24,418	$(186,496)
Three-way collars	3,473	(18,906)
Sold calls	1,454	(17,024)
Total oil	29,345	$(222,426)
Interest
SOFR interest rate swap ($5,520 principal hedged, 4.15% fixed-rate)		$75
Total interest		$75
Total fair value of derivatives		$(759,578)
(a)Includes future cash settlements for deferred premiums.
Netting of derivative assets and liabilities is applied at each reporting date when a legal right of offset exists under a master netting arrangement. The Company elected to present these derivative assets and liabilities on a net basis when these conditions are satisfied.
The following table outlines the Company’s net derivatives for the date presented:

(in thousands)		As of
Derivatives	Consolidated Statement of Financial Position	March 31, 2026
Assets:
Current assets	Derivatives	$76,946
Noncurrent assets	Other assets	40,957
Total assets		$117,903
Liabilities
Current liabilities	Derivatives	$(336,738)
Noncurrent liabilities	Derivatives	(540,743)
Total liabilities		$(877,481)
Net assets (liabilities):
Net assets (liabilities) - current	Derivatives	$(259,792)
Net assets (liabilities) - noncurrent	Other assets / Derivatives	(499,786)
Total net assets (liabilities)		$(759,578)

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
The Company presents the fair value of derivative contracts on a net basis in the Consolidated Statement of Financial Position. Below
is the impact of this presentation on the Company’s recognized assets and liabilities for the date presented:

	As of March 31, 2026
(in thousands)	Presented without Effects of Netting	Effects of Netting	As Presented with Effects of Netting
Current assets	$114,177	$(37,231)	$76,946
Noncurrent assets	233,122	(192,165)	40,957
Total assets	$347,299	$(229,396)	$117,903
Current liabilities	(373,969)	37,231	(336,738)
Noncurrent liabilities	(732,908)	192,165	(540,743)
Total liabilities	$(1,106,877)	$229,396	$(877,481)
Total net assets (liabilities)	$(759,578)	$—	$(759,578)
The Company recorded the following gains (losses) on derivatives in the Consolidated Statement of Operations for the specified periods:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net gain (loss) on commodity derivatives settlements	$(150,499)	$(52,271)
Net gain (loss) on interest rate swaps	20	35
Total gain (loss) on settled derivatives(a)	$(150,479)	$(52,236)
Gain (loss) on fair value adjustments of unsettled derivatives(b)	(397,904)	(232,048)
Total gain (loss) on derivatives	$(548,383)	$(284,284)
(a)Represents the cash settlement of derivatives that were settled during the period.
(b)Represents the change in fair value of derivatives, net of the carrying value of derivatives that were settled during the period.
All derivatives are classified as Level 2 instruments under ASC 820, as their valuation relies on observable market inputs other than quoted prices. For further details related to fair value measurements, refer to Note 11.
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
Note 7 - Stockholders' Equity
The Company is authorized to issue up to 350,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2026 and
December 31, 2025, the Company had 72,323,471 and 76,979,625 shares of common stock issued and outstanding.
The Company is authorized to issue 30,000,000 shares of preferred stock, par value $0.01 per share. No preferred shares have been issued or are outstanding.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Issuance of Common Stock
In March 2025, the Company announced the completion of its previously announced acquisition of Maverick. The transaction was funded in part through the issuance of 21,194,213 new shares of common stock directly to the unitholders of Maverick. The total value of the stock consideration was $253 million, excluding transaction costs of $0.4 million, based on the Company’s stock price on the
NYSE on the closing date of the Maverick transaction.
In February 2025, the Company issued 8,500,000 new shares of common stock at $14.50 per share to raise gross proceeds of $123 million, excluding transaction costs of $6 million. The Company used the net proceeds to repay a portion of the debt incurred in connection with the Maverick acquisition.
For further details related to acquisitions, refer to Note 2.
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
Employee Benefit Trust (“EBT”)
In March 2022, the Company established the EBT to benefit its employees. The Company provides funding to the EBT to facilitate the acquisition of shares. These shares are held in the EBT to fulfill awards and grants under the Company’s 2017 and 2025 Equity
Incentive Plans and the Employee Stock Purchase Plan (the “ESPP”). Shares held in the EBT are treated in the same manner as treasury stock and are thus included in the Condensed Consolidated Financial Statements as treasury stock. No shares were acquired by the EBT during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the EBT held a total of 1,671,493 shares.
For further details related to share-based compensation, refer to Note 8.
Stock Repurchase Program
During the three months ended March 31, 2026, the Company repurchased 5,033,364 shares of common stock at an average price of
$14.20 per share, amounting to a total of $71 million and representing 7% of common stock issued and outstanding as of March 31,
2026. During the three months ended March 31, 2025, the Company repurchased 169,194 shares of common stock at an average price of $13.61 per share, amounting to a total of $2 million and representing 0.2% of common stock issued and outstanding as of March 31,
2025.
The Company has recorded the repurchase of these shares of common stock as a reduction in common stock and additional paid in capital. All repurchased shares of common stock were cancelled upon repurchase. As of March 31, 2026 and December 31, 2025, the par value of the cancelled shares was retired from common stock in the Condensed Consolidated Balance Sheets.
Dividends
Dividends are declared at the discretion of the Board of Directors and are subject to applicable law and contractual restrictions.
Dividends are paid to holders of record as of the record date. Dividends are waived on shares held in the EBT.
The Company’s ability to pay dividends is subject to certain restrictions under its Credit Facility and other debt agreements, which may limit dividend payments based on leverage ratios and other financial covenants. Refer to Note 10 for additional information.
Note 8 - Compensation Plans
Equity Incentive Plans
The 2017 Equity Incentive Plan (the “2017 Plan”), as amended through April 9, 2025, authorized issuances up to 10% of the
Company’s outstanding common stock and had 3,947,882 shares subject to outstanding awards as of November 21, 2025. On that date, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which authorized and reserved 6,892,551 shares of common stock, consisting of 2,944,669 newly authorized shares plus shares underlying outstanding awards under the 2017 Plan that may become available upon forfeiture, cancellation, expiration, cash settlement, or withholding for taxes or exercise prices. Upon adoption of the 2025 Plan, no further awards may be granted under the 2017 Plan, and only shares underlying awards outstanding as of November 21, 2025 may be issued thereunder. As of March 31, 2026, 1,463,725 shares remained available for grant under the 2025
Plan, under which all future equity awards will be made.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
RSU Awards
The following table summarizes RSU equity award activity for the respective period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2025	1,970,907	$12.17
Granted	1,427,841	15.53
Vested	(230,788)	19.84
Forfeited	—	—
Balance as of March 31, 2026	3,167,960	$13.12
During the three months ended March 31, 2026, the aggregate intrinsic value at date of vesting was $3 million. As of March 31, 2026, the Company had $32 million of unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted average period of 1.8 years.
RSUs can vest either on a cliff basis or ratably, depending on the service conditions. The fair value of the Company’s RSUs is calculated using the closing price of our common stock on the NYSE at the grant date. This value is then expensed uniformly over the vesting period.
PSU Awards
The following table summarizes PSU equity award activity for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2025	1,306,690	$11.68
Granted	282,871	32.25
Vested	(286,992)	16.06
Forfeited	—	—
Balance as of March 31, 2026	1,302,569	$15.18
During the three months ended March 31, 2026, the aggregate intrinsic value at date of vesting was $2 million. As of March 31, 2026, the Company had $13 million of unrecognized share-based compensation expense related to PSUs that will be recognized over a weighted average period of 1.8 years.
PSUs are subject to cliff vesting based on specific performance criteria over a three-year period. Depending on the achievement of these performance targets, the number of units that will vest can vary from 0% to 250% of the initial award.
The fair value of the Company’s PSUs is determined using a Monte Carlo simulation model as of the grant date. This calculated fair value is then expensed uniformly over the vesting period. For PSUs granted during the respective periods presented, the inputs to the
Monte Carlo model included the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
Risk-free rate of interest	3.8%	3.8%
Volatility(a)	17.2% - 217.8%	42%
Correlation with comparator group range	0.002 - 0.47	0.14 - 0.33
(a)Volatility utilizes the historical volatility for the Company’s share price.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Share-Based Compensation Expense
The following table presents the share-based compensation expense for the respective periods presented:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
RSUs	$3,204	$1,054
PSUs	1,244	771
ESPP	26	—
Total share-based compensation expense	$4,474	$1,825
Note 9 - Asset Retirement Obligations
The Company records a liability for the present value of the estimated future decommissioning costs associated with its natural gas and oil properties. Additionally, the Company records a liability for the future decommissioning costs of its production facilities and pipelines when required by contract, statute, or legal obligation. For the three months ended March 31, 2026, no state contractual agreements or statutes related to production facilities and pipelines are expected to impose material obligations on the Company.
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
The Company incorporates annual inflationary cost increases into its current cost expectations and then discounts the resulting cash flows using a credit-adjusted risk-free discount rate.
The components of the change in our asset retirement obligations are detailed below for the period presented:

Three Months Ended
(in thousands)	March 31, 2026
Balance at beginning of period	$888,698
Accretion expense	13,248
Asset retirement costs	(5,645)
Balance at end of period	$896,301
Less: Current asset retirement obligations	26,258
Noncurrent asset retirement obligations	$870,043

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 10 - Borrowings
The Company’s borrowings consist of the following amounts (in thousands) as of the date presented:

			As of
Instrument	Interest Rate		March 31, 2026
Credit Facility	6.73%	(a)	$314,600
ABS IV Notes, due February 2037	4.95%		61,015
ABS VI Notes, due November 2039	7.50%		180,656
ABS VIII Notes, due May 2044	7.28%		537,213
ABS IX Notes, due September 2044	6.89%		64,767
ABS X Notes, due February 2045	7.07%		475,106
ABS XI Notes, due November 2045	6.61%		379,143
ABS Maverick Notes, due December 2038	9.10%		384,315
Nordic Bonds, due April 2029	9.75%		500,000
Other miscellaneous borrowings(b)			32,359
Total borrowings			$2,929,174
Less: Current portion of long-term debt			(235,255)
Less: Deferred financing costs			(33,819)
Plus: Market premiums			8,282
Less: Original issue discounts			(15,673)
Total noncurrent borrowings, net			$2,652,709
(a)Represents the variable interest rate.
(b)Includes $22 million in notes payable issued by a third party financial institution in November 2024, collateralized by two natural gas processing plants and various natural gas compressors and related support equipment in the Central Region, as of March 31,
2026.
Credit Facility
The Company maintains a Credit Facility with a lending syndicate, the borrowing base for which is redetermined semi-annually or in certain other situations as described therein. The Company’s wholly owned subsidiary, DP RBL Co LLC, serves as the borrower under the Credit Facility. The borrowing base is primarily determined by the value of the natural gas and oil properties that serve as collateral for the lending arrangement, and it may fluctuate due to changes in collateral, which can result from acquisitions or the establishment of ABS, term loans, or other lending structures.
As of March 31, 2026, the Company’s Credit Facility had a borrowing base of $825 million and a maturity of March 2029. The Credit
Facility has an interest rate of SOFR plus an additional spread ranging from 2.75% to 3.75% based on utilization. Interest payments on the Credit Facility are paid on a quarterly basis. Available borrowings under the Credit Facility were $475 million as of March 31,
2026, which excludes $36 million in letters of credit issued to certain vendors.
ABS IV Notes
In February 2022, the Company formed Diversified ABS IV LLC (“ABS IV”), a limited-purpose, bankruptcy-remote, wholly-owned subsidiary, to issue asset-backed securities with a total principal amount of $160 million at par (the “ABS IV Notes”). The ABS IV
Notes are secured by a portion of the upstream producing assets acquired through the Blackbeard acquisition. The ABS IV Notes carry an annual interest rate of 4.95% and have a legal final maturity date of February 2037, with an amortizing maturity date of September
2030. Both interest and principal payments on the ABS IV Notes are made on a monthly basis.
ABS VI Notes
In October 2022, the Company formed Diversified ABS VI LLC (“ABS VI”), a limited-purpose, bankruptcy-remote, wholly-owned subsidiary, to issue, jointly with Oaktree Capital Management, L.P. (“Oaktree”), asset-backed securities with a total principal amount of $460 million. The Company’s share amounted to $236 million before fees, reflecting its 51.25% ownership interest in the collateral assets (the “ABS VI Notes”). The ABS VI Notes were issued at a 2.63% discount and are primarily secured by the upstream assets jointly acquired with Oaktree in the Tapstone acquisition. The Company recorded its proportionate share of the ABS VI Notes in its
Condensed Consolidated Balance Sheets. In June 2024, as part of the Oaktree acquisition, the Company assumed Oaktree’s proportionate debt of $133 million associated with the ABS VI Notes.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
The ABS VI Notes carry an annual interest rate of 7.50% and have a legal final maturity date of November 2039, with an amortizing maturity date of October 2031. Both interest and principal payments on the ABS VI Notes are made on a monthly basis.
ABS VIII Notes
In May 2024, the Company formed Diversified ABS VIII LLC (“ABS VIII”), a limited-purpose, bankruptcy-remote, wholly-owned subsidiary, to issue Class A-1 and Class A-2 asset-backed securities (the “Class A-1 Notes,” “Class A-2 Notes,” and collectively the
“ABS VIII Notes”). The Class A-1 Notes were issued with a total principal amount of $400 million, while the Class A-2 Notes were issued with a total principal amount of $210 million. The proceeds from these issuances were used to repay the outstanding principal of the ABS III & ABS V notes, effectively retiring those notes from the Company’s outstanding debt. Consequently, ABS III and ABS
V were dissolved. The ABS VIII Notes are secured by the collateral that previously secured the ABS III and ABS V notes, which includes certain upstream producing and midstream assets in the Appalachian Region owned by the Company, and the remaining upstream assets in the Appalachian Region that were not securitized by previous ABS transactions.
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
ABS X Notes
In February 2025, the Company formed Diversified ABS Phase X LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS X”), to issue Class A-1, Class A-2, and Class B asset-backed securities (the “Class A-1 Notes,” “Class A-2 Notes,”
“Class B Notes,” and collectively the “ABS X Notes”) with a total principal amount of $530 million. The Class A-1 Notes, were issued with a total principal amount of $200 million. The Class A-2 Notes were issued with a total principal amount of $240 million.
The Class B Notes were issued with a total principal amount of $90 million. The proceeds from these issuances were used to repay the outstanding principal of the ABS I Notes, ABS II Notes, and Term Loan I, effectively retiring those notes from the Company’s outstanding debt. The ABS X Notes are secured by certain upstream producing assets in the Appalachian Region owned by the
Company, including those that previously collateralized the ABS I Notes, ABS II Notes, and Term Loan I. Excess proceeds from the issuance of the Notes were used to fund the Summit acquisition and for general corporate purposes. Refer to Note 2 for additional information regarding acquisitions.
The Class A-1 Notes carry an annual interest rate of 5.945%. The Class A-2 Notes carry an annual interest rate of 6.751%. The Class
B Notes carry an annual interest rate of 10.398%. These notes have a legal final maturity date of February 2045. Both interest and principal payments on the ABS X Notes are made on a monthly basis.
ABS Maverick Notes
In February 2025, the Company formed Maverick ABS Holdings LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS Maverick”), to hold the Class A-1, Class A-2, and Class B asset-backed securities (the “Class A-1 Notes,” “Class
A-2 Notes,” “Class B Notes,” and collectively the “ABS Maverick Notes”) assumed as part of the Maverick acquisition. These Notes had a total principal amount of $640 million upon issuance. The Class A-1 Notes were issued with a total principal amount of
$285 million. The Class A-2 Notes were issued with a total principal amount of $260 million. The Class B Notes were issued with a total principal amount of $95 million. Upon acquisition, the ABS Maverick Notes carried a 1.6% market premium and are secured by certain upstream producing assets in the Western Anadarko Basin acquired in the Maverick acquisition. Refer to Note 2 for additional information regarding acquisitions.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
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
Nordic Bonds
In April 2025, the Company issued the Nordic Bonds, consisting of $300 million of new senior secured notes in the Nordic bond market at a 2% discount, resulting in net proceeds of $294 million. The proceeds were used to repay existing indebtedness and for general corporate purposes. The Nordic Bonds mature in April 2029 and bear interest at a fixed rate of 9.75% per annum, payable semi-annually in arrears. The Bonds are secured by (i) all of the Company’s U.S. bank accounts, (ii) the equity interests in Diversified
Gas and Oil Company (“DGOC”) as well as DGOC’s equity interests in its direct operating subsidiaries and (iii) interests in certain intercompany loans.
The Nordic Bonds were listed for trading on the Oslo Stock Exchange in October 2025.
In February 2026, the Company completed a $200 million tap-on offering, increasing the aggregate principal amount of the outstanding Nordic Bonds to $500 million. The additional Bonds were issued at a 3.5% discount, resulting in net proceeds of $193 million before transaction costs and other fees. The proceeds were used for general corporate purposes.
Early Retirement of Debt
In February 2025, the Company used proceeds from the ABS X Notes to repay the outstanding principal of the ABS I & II notes and
Term Loan I (each as previously defined in the Company’s annual report on Form 10-K for the year ended December 31, 2025), thereby retiring the ABS I & II notes and Term Loan I from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of $27 million. Concurrently, Diversified ABS Holdings LLC, Diversified ABS Phase II Holdings LLC, and DP
Bluegrass Holdings LLC were dissolved. The ABS X Notes are secured by the collateral previously securing the ABS I & II notes, along with a portion of the collateral previously securing Term Loan I.
In March 2025, the Company used proceeds from the upsized borrowing base on the amended and restated credit agreement governing the Credit Facility to repay the outstanding principal on Term Loan II (as previously defined in the Company’s annual report on Form
10-K for the year ended December 31, 2025), thereby retiring Term Loan II from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of $0.2 million.
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
Additional covenants require DP RBL Co LLC to maintain a ratio of total debt to EBITDAX of not more than 3.25 to 1.00 and a ratio of current assets (with certain adjustments) to current liabilities of not less than 1.00 to 1.00 as of the last day of each fiscal quarter.
As of March 31, 2026, the Company was in compliance with all covenants for its Credit Facility.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
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
The ABS Notes and Nordic Bonds are also subject to customary accelerated amortization events as outlined in the agreements governing such indebtedness. These events include failure to maintain specified debt service coverage ratios, failure to meet certain production metrics, certain change of control and management termination events, and the failure to repay or refinance the ABS Notes and Nordic Bond on the applicable scheduled maturity date.
The ABS Notes and Nordic Bonds are subject to customary events of default, which include non-payment of required interest, principal, or other amounts due, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
Additionally, the Nordic Bonds contain the following financial covenants (i) the leverage ratio shall not exceed 3.5x, (ii) the asset coverage ratio shall not be less than 1.20 to 1.00, (iii) book equity shall not be less than $500 million, and (iv) liquidity shall not be less than 25% of the outstanding bonds.
As of March 31, 2026, the Company was in compliance with all covenants related to the ABS Notes and Nordic Bonds.
Future Maturities
The table below represents the Company’s future maturities of its total borrowings as of March 31, 2026, excluding deferred financing costs, premiums, and discounts:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total debt
Debt maturity	$179,247	$215,797	$199,320	$998,896	$252,994	$1,082,920	$2,929,174
Interest Expense
The table details the Company’s interest expense for each of the periods presented:

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Interest incurred
Borrowings	$63,507	$42,694
Other	741	244
Total interest incurred	64,248	42,938
LESS: Capitalized interest	836	226
Interest expense	$63,412	$42,712
Fair Value
The table below represents the fair value of the Company’s debt structures for the date presented:

As of
(in thousands)	March 31, 2026
Credit Facility(a)	$314,600
ABS notes(b)	2,117,334
Nordic Bonds(b)	508,506
Other miscellaneous borrowings(a)	22,641
Total fair value of outstanding debt	$2,963,081
(a)Carrying value approximates fair value.
(b)Fair values are measured using a market approach, based upon market rates, which are Level 2 inputs.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 11 - Fair Value
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
There were no transfers between fair value levels for the three months ended March 31, 2026.
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
Changes in key inputs, such as volatility, may result in changes to the fair value measurement of the Company’s derivatives.
Assets and liabilities measured at fair value on a recurring basis for the date presented:

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets
Derivatives	—	117,903	—
Liabilities
Derivatives	—	(877,481)	—
Total net assets (liabilities)	$—	$(759,578)	$—
Nonrecurring Fair Value Measurements
Impairment of Proved Natural Gas & Oil Properties
When impairment occurs, the Company estimates the fair value of the impaired proved natural gas and oil properties through a discounted cash flow method, which incorporates Level 3 inputs that are not directly observable.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
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
Financial Instruments Not Measured at Fair Value
The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to the highly liquid or short-term nature. The Company’s Credit Facility (see Note
10) has a recorded value that approximates fair market value, as it bears interest at a floating rate that approximates a current market rate.
Note 12 - Commitments & Contingencies
Delivery Commitments
We have contractually agreed to deliver firm quantities of natural gas to various customers, which we expect to fulfill with production from existing reserves. To ensure we meet these commitments, we regularly monitor our proved developed reserves.
The following table summarizes our total undiscounted commitments, compiled using best estimates based on our sales strategy, as of
March 31, 2026.

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Natural gas (MMcf)	263,869	109,942	68,212	54,584	54,584	1,013,206	1,564,397
Litigation and Regulatory Proceedings
The Company is involved in various pending legal issues that have arisen in the ordinary course of business. The Company accrues for litigation, claims, and proceedings when a liability is both probable and the amount can be reasonably estimated. As of March 31,
2026, the Company did not have any material amounts accrued related to litigation or regulatory matters.
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
Environmental Matters
The Company’s operations are subject to environmental laws and regulations in all the jurisdictions where it operates, and the
Company was in material compliance as of March 31, 2026. However, the Company is unable to predict the impact of additional environmental laws and regulations that may be adopted in the future, including whether they would adversely affect its operations.
The Company can offer no assurance regarding the significance or cost of compliance associated with any new environmental legislation or regulation once implemented.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 13 - Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Supplemental cash flow information:
Cash paid for interest	$52,169	$41,514
Cash paid for income taxes	356	70
Cash paid for amounts included in the measurement of operating lease liabilities	2,357	694
Cash paid for amounts included in the measurement of finance lease liabilities	5,224	3,714
Supplemental disclosure of non-cash transactions:
Issuance of common stock for acquisitions	$—	$253,271
Additions to asset retirement obligations	—	184,960
Right-of-use assets obtained in exchange for operating lease liabilities	24,440	27,031
Right-of-use assets obtained in exchange for finance lease liabilities	5,897	8,659
Cash paid for amounts included in the measurement of operating lease liabilities represents total lease payments made during the period. For finance leases, cash paid for amounts included in the measurement of lease liabilities represents the principal portion of lease payments. Interest paid on finance leases is included in cash paid for interest.
Note 14 - Subsequent Events
Acquisitions
In May 2026, the Company entered into an agreement to acquire the securities of certain affiliates of Camino Natural Resources, LLC
(“Camino”) owning certain producing properties and undeveloped acreage for an estimated gross purchase price of $1.2 billion before customary purchase price adjustments. Simultaneously, the Company entered into an agreement with Carlyle Global Credit
Investment Management, LLC (“Carlyle”) in which Carlyle agreed to fund 60% of the purchase price for the producing properties in exchange for a 60% ownership interest in a newly formed special purpose vehicle (“SPV”), with the Company retaining a 40%
ownership interest in the SPV. At closing, the producing assets are expected to be contributed to an indirect subsidiary of the SPV, which will be controlled by Carlyle. The acquisition of the producing assets will be funded by an ABS collateralized by the acquired assets, the funds contributed by Carlyle and borrowings under the Company’s Credit Facility. The acquisition of the undeveloped acreage will be funded by borrowings under the Company’s Credit Facility and the Company will retain 100% of the ownership in the undeveloped acreage. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions.
In April 2026, the Company completed the previously announced transaction to acquire certain oil and natural gas wells, leasehold interests and related assets from Sheridan for a gross purchase price of $248 million before customary purchase price adjustments.
Dividends
In May 2026, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.29 per share. The dividend is payable on September 30, 2026 to stockholders on record as of the close of business on August 28, 2026.
Borrowings
In April 2026, the Company completed the semi-annual borrowing base redetermination of the revolving Credit Facility. The borrowing base under the facility was increased from $825 million to $900 million as a result of the increase in collateral from certain assets acquired in the Sheridan acquisition.

Table of Contents	MD&A	Diversified Energy
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the
Condensed Consolidated Financial Statements and the notes thereto included in this report. Unless the context otherwise indicates, references to “Diversified,” the “Company,” “our,” “we” and “us” (i) for periods until the completion of the U.S. Domestication, refer to Diversified Energy Company PLC and its consolidated subsidiaries, collectively, and (ii) for periods at or after the completion of the U.S. Domestication, refer to Diversified Energy Company and its consolidated subsidiaries, collectively. For certain industry specific terms used in this Quarterly Report on Form 10-Q, please refer to the Glossary of Terms.
In this discussion and analysis of financial condition and results of operations, we address topics such as acquisitions, tax matters, derivatives, stockholders’ equity, asset retirement obligations, and debt. For more detailed information on these areas, refer to Notes
2, 3, 6, 7, 9, and 10 within the Notes to the Condensed Consolidated Financial Statements. These notes provide comprehensive disclosures and explanations that support the analysis presented in this section.
Recent Developments
•In May 2026, the Company entered into an agreement to acquire the securities of certain affiliates of Camino Natural Resources,
LLC (“Camino”) owning certain producing properties and undeveloped acreage for an estimated gross purchase price of $1.2 billion before customary purchase price adjustments. Simultaneously, the Company entered into an agreement with Carlyle
Global Credit Investment Management, LLC (“Carlyle”) in which Carlyle agreed to fund 60% of the purchase price for the producing properties in exchange for a 60% ownership interest in a newly formed special purpose vehicle (“SPV”), with the
Company retaining a 40% ownership interest in the SPV. At closing, the producing assets are expected to be contributed to an indirect subsidiary of the SPV, which will be controlled by Carlyle. The acquisition of the producing assets will be funded by an
ABS collateralized by the acquired assets, the funds contributed by Carlyle and borrowings under the Company’s Credit Facility.
The acquisition of the undeveloped acreage will be funded by borrowings under the Company’s Credit Facility and the Company will retain 100% of the ownership in the undeveloped acreage. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions.
•In April 2026, the Company completed the previously announced transaction to acquire certain oil and natural gas wells, leasehold interests and related assets from Sheridan for a gross purchase price of $248 million before customary purchase price adjustments.
•In April 2026, the Company completed the semi-annual borrowing base redetermination of the revolving Credit Facility. The borrowing base under the facility was increased from $825 million to $900 million as a result of the increase in collateral from certain assets acquired in the Sheridan acquisition.
•In February 2026, the Company issued a $200 million tap-on offering, increasing the aggregate principal amount of the outstanding Nordic Bonds to $500 million. The Bonds were issued at a 3.5% discount, resulting in net proceeds of $193 million before transaction costs and other fees. The proceeds were used to repay existing indebtedness and for general corporate purposes.
•For the three months ended March 31, 2026, the Company repurchased 5,033,364 shares, representing approximately 7% of the shares outstanding.
Market Conditions
Our business continued to be influenced by a range of external factors in 2026, including commodity price volatility, geopolitical developments, regulatory changes, and evolving supply and demand dynamics. We are a U.S. domestic energy producer focused primarily on natural gas. The ongoing conflict in Iran, strong LNG export demand and colder-than-average weather drove an average
Henry Hub price of approximately $5.04 per MMBtu for the quarter.
Geopolitical conflicts, such as the U.S.-Iran conflict, the Russia-Ukraine war and other instability in the Middle East and Venezuela, continued to disrupt global energy flows and underscored the strategic importance of U.S. energy production and exports.
Domestically, policy shifts created a more favorable operating environment, although new tariffs on imported energy equipment and materials introduced some uncertainty for the industry. Our vertically integrated model helps insulate us from direct impacts, and our hedging program plays a key role in mitigating commodity price risk and supporting cash flow stability.
We also monitored inflationary pressures and supply chain challenges, which affected operating costs across the industry. Despite ongoing market volatility and policy uncertainty, we remain focused on optimizing our asset base, managing costs, and enhancing operational efficiency. Our integrated model and strategic positioning continue to enable us to navigate market fluctuations and capitalize on long-term opportunities in the natural gas and oil sector.

Table of Contents	MD&A	Diversified Energy
Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months
Ended March 31, 2025
Production Volumes

	For the Three Months Ended March 31,
	2026	2025	Change	% Change
Net production
Natural gas (MMcf)	76,838	63,468	13,370	21%
NGLs (MBbls)	2,554	1,593	961	60%
Oil (MBbls)	2,608	783	1,825	233%
Total production (MMcfe)	107,810	77,724	30,086	39%
Average daily production (MMcfepd)	1,198	864	334	39%
% Natural gas (Mcfe basis)	71%	82%
The increase in production volumes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily related to the Maverick and Summit acquisitions in the first quarter of 2025 and the Canvas acquisition in the fourth quarter of 2025, partially offset by normal production declines.
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
environment and adjust the pace of our activity in order to maintain appropriate liquidity and financial flexibility.
The following table summarizes our average realized sales prices and benchmark prices for the periods presented:

	For the Three Months Ended March 31,
	2026	2025	Change	% Change
Average realized sales prices (before derivative settlements)
Natural gas (Mcf)	$4.09	$3.60	$0.49	14%
NGLs (Bbls)	23.87	30.19	(6.32)	(21%)
Oil (Bbls)	69.44	67.45	1.99	3%
Total (Mcfe)	$5.16	$4.24	$0.92	22%
Average realized sales prices (after derivative settlements)
Natural gas (Mcf)	$2.44	$2.95	$(0.51)	(17%)
NGLs (Bbls)	21.81	24.46	(2.65)	(11%)
Oil (Bbls)	62.38	65.29	(2.91)	(4%)
Total (Mcfe)	$3.76	$3.57	$0.19	5%
Average benchmark prices
Henry Hub (Mcf)	$5.04	$3.65	$1.39	38%
Mont Belvieu (Bbls)	31.69	41.77	(10.08)	(24%)
WTI (Bbls)	71.93	71.42	0.51	1%

Table of Contents	MD&A	Diversified Energy
Commodity Revenue
The following table reconciles the change in commodity revenue (excluding the impact of hedges settled in cash) by reflecting the effect of changes in volume and in the underlying prices:

(In thousands)	Natural Gas	NGLs	Oil	Total
Commodity revenue for the three months ended March 31, 2025	$228,510	$48,094	$52,815	$329,419
Volume increase (decrease)	48,132	29,013	123,096	200,241
Price increase (decrease)	37,507	(16,148)	5,188	26,547
Net increase (decrease)	85,639	12,865	128,284	226,788
Commodity revenue for the three months ended March 31, 2026	$314,149	$60,959	$181,099	$556,207
Commodity revenue of $556 million for the three months ended March 31, 2026 increased $227 million, or 69%, compared to $329 million for the three months ended March 31, 2025. The increase in commodity revenue was primarily related to the 22% increase in average realized sales prices, excluding the impact of derivatives settled in cash, and the 39% increase in sold volumes primarily due to acquisitions as discussed above. The average realized sales price after derivatives settlements increased due to an increase in liquids exposure from the Maverick and Canvas acquisitions, which resulted in a higher overall realized price.
Commodity Derivatives
To manage our cash flows in a volatile commodity price environment, we utilize commodity derivative contracts that allow us to fix the per unit sales prices for our production. As of March 31, 2026, approximately 82% of our production was fixed through commodity derivative contracts over the next twelve months. The tables below set forth the impact of commodity derivatives settlements on commodity revenue:

(In thousands, except per unit data)	For the Three Months Ended March 31, 2026
	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
		per Mcf		per Bbl		per Bbl		per Mcfe
Excluding hedge impact	$314,149	$4.09	$60,959	$23.87	$181,099	$69.44	$556,207	$5.16
Gain (loss) on commodity derivatives settlements	(126,833)	(1.65)	(5,253)	(2.06)	(18,413)	(7.06)	(150,499)	(1.40)
Including hedge impact	$187,316	$2.44	$55,706	$21.81	$162,686	$62.38	$405,708	$3.76

(In thousands, except per unit data)	For the Three Months Ended March 31, 2025
	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
		per Mcf		per Bbl		per Bbl		per Mcfe
Excluding hedge impact	$228,510	$3.60	$48,094	$30.19	$52,815	$67.45	$329,419	$4.24
Gain (loss) on commodity derivatives settlements	(41,448)	(0.65)	(9,133)	(5.73)	(1,690)	(2.16)	(52,271)	(0.67)
Including hedge impact	$187,062	$2.95	$38,961	$24.46	$51,125	$65.29	$277,148	$3.57
Gain (Loss) on Derivatives
The table below sets forth the impact of settlements and fair value adjustments on derivatives for the periods presented:

	For the Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Net gain (loss) on commodity derivatives settlements	$(150,499)	$(52,271)	$(98,228)	188%
Net gain (loss) on interest rate swaps	20	35	(15)	(43%)
Total gain (loss) on settled derivatives(a)	$(150,479)	$(52,236)	$(98,243)	188%
Gain (loss) on fair value adjustments of unsettled derivatives(b)	(397,904)	(232,048)	(165,856)	71%
Total gain (loss) on derivatives	$(548,383)	$(284,284)	$(264,099)	93%
(a)Represents the cash settlement of derivatives that were settled during the period.
(b)Represents the change in fair value of derivatives, net of the carrying value of derivatives that were settled during the period.

Table of Contents	MD&A	Diversified Energy
The change in this metric was driven by a decrease in the value of unsettled derivatives, which resulted in a loss of $398 million in
2026 compared to a loss of $232 million in 2025, a change of $166 million, due to higher forward commodity prices. Additionally, the value of settled derivatives also decreased, resulting in an additional $98 million in losses on settled derivatives in 2026 compared to
2025 as a result of increased commodity pricing.
Operating Expenses

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2026	Per Mcfe	2025	Per Mcfe	Total Change		Per Mcfe Change
Lease operating expenses	$132,968	$1.23	$73,439	$0.94	$59,529	81%	$0.29	31%
Production taxes	30,491	0.28	16,433	0.21	14,058	86%	0.07	33%
Midstream operating expenses	20,236	0.19	18,636	0.24	1,600	9%	(0.05)	(21%)
Transportation expenses	28,568	0.26	26,719	0.34	1,849	7%	(0.08)	(24%)
Accretion of asset retirement obligation	13,248	0.12	8,358	0.11	4,890	59%	0.01	9%
General and administrative expense	41,708	0.39	34,086	0.44	7,622	22%	(0.05)	(11%)
Depreciation, depletion and amortization	108,565	1.01	74,646	0.96	33,919	45%	0.05	5%
(Gain) loss on oil and gas property and equipment	(98,077)	(0.91)	(1,689)	(0.02)	(96,388)	5,707%	(0.89)	4,450%
Total operating expenses	277,707	2.57	250,628	3.22	27,079	11%	(0.65)	(20%)
Lease Operating Expense (“LOE”): LOE includes costs incurred to maintain producing properties. Such costs include direct and contract labor, repairs and maintenance, water hauling, compression, automobile, insurance, and materials and supplies expenses.
The increase in LOE was driven by the acquisitions of Summit and Maverick in the first quarter of 2025 and the Canvas acquisition in the fourth quarter of 2025. Specifically, the increase in LOE per Mcfe was primarily related to a greater exposure to liquids production. Areas with higher liquids output tend to incur elevated operating costs, although they also benefit from higher realized prices. In the first quarter of 2026, the Company’s liquids production grew by 115% compared to the first quarter of 2025, primarily driven by the acquisition of Maverick.
Production Taxes: Production taxes include severance and property taxes. Severance taxes are generally paid on produced natural gas, NGLs and oil production at fixed rates established by federal, state, or local taxing authorities. Property taxes are generally based on the taxing jurisdictions’ valuation of our natural gas and oil properties and midstream assets.
The increase in production taxes and production taxes per Mcfe was primarily related to an increase in severance and property taxes as a result of an increase in revenue due to higher commodity prices and the additional value of added oil revenue, as well as additional property taxes on assets acquired.
Midstream Operating Expense: Midstream operating expenses are costs incurred to operate our owned midstream assets inclusive of employee and benefit expenses.
The decrease in midstream operating expense per Mcfe was primarily related to maintaining a consistent level of midstream assets while increasing overall production for the first quarter of 2026, following the acquisitions of Summit and Maverick in the first quarter of 2025 and the Canvas acquisition in the fourth quarter of 2025. By keeping midstream operations relatively unchanged and expanding production volumes, the per unit cost of midstream operations declined.
Transportation Expense: Transportation expenses are costs incurred from third-party systems to gather, process and transport our natural gas, NGLs and oil.
The increase in transportation expense was driven by the Summit and Maverick acquisitions in the first quarter of 2025 and the
Canvas acquisition in the fourth quarter of 2025. The decrease in transportation expense per Mcfe was primarily related to additional liquids production. Transportation costs are primarily associated with the movement of natural gas volumes. Following the acquisition of Maverick, the proportion of liquids in the Company’s overall production mix has risen significantly. Specifically, the liquids share increased to 29% in the first quarter of 2026 from 18% in the first quarter of 2025.
Accretion of Asset Retirement Obligation (“Accretion”): Accretion represents the change in the carrying amount of the asset retirement obligation (“ARO”) over time. This expense reflects the gradual recognition of the future costs associated with retiring natural gas and oil wells.
The increase in accretion was primarily related to the expanded obligation as a result of the Maverick acquisition in the first quarter of
2025, as well as normal revisions.

Table of Contents	MD&A	Diversified Energy
General & Administrative Expense (“G&A”): G&A includes overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our operations, franchise taxes, audit and other professional fees, legal compliance, equity compensation, and non-recurring costs primarily related to acquisitions.
The increase in G&A was the result of the increase in scale, including increased headcount, due to the Summit and Maverick acquisitions in the first quarter of 2025 and the Canvas acquisition in the fourth quarter of 2025. The decrease in G&A per Mcfe was primarily related to recognizing administrative synergies and leveraging our existing infrastructure, which offset the acquisition-
related increases.
Depreciation, Depletion & Amortization Expense (“DD&A”): DD&A expenses are non-cash charges that allocate the cost of assets and natural resources over their useful lives, reflecting their wear and tear, usage, or consumption.
The increase in DD&A was primarily related to an increase in our DD&A rate, as well as a 39% increase in production over the period. The increase in production and the DD&A rate was due to the Summit and Maverick acquisitions in the first quarter of 2025, as well as the Canvas acquisition in the fourth quarter of 2025, as these led to an increase in our depreciable base.
Gain (Loss) on Natural Gas and Oil Properties and Equipment: Gains and (losses) on natural gas and oil properties and equipment represent the difference between cash proceeds and recorded basis of sales of natural gas and oil properties and equipment.
The increase in this metric was primarily related to increased acreage sales, as we strategically pursue the divestiture of select non-
core, undeveloped acreage within our operating portfolio. For the three months ended March 31, 2026, we recognized a gain of $101 million from acreage sales compared to $2 million for three months ended March 31, 2025. Additionally, the disposal of various property, plant and equipment in the normal course of business resulted in a loss on natural gas and oil properties and equipment of $3 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025.
Other Income (Expense)

	For the Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Interest expense	$(63,412)	$(42,712)	$(20,700)	48%
Loss on debt extinguishment	—	(26,971)	26,971	(100%)
Other income (expense)	548	268	280	104%
Total other income (expense)	$(62,864)	$(69,415)	$6,551	(9%)
Interest Expense

	For the Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Interest incurred
Borrowings	$63,507	$42,694	$20,813	49%
Other	741	244	497	204%
Total interest incurred	64,248	42,938	21,310	50%
LESS: Capitalized interest	836	226	610	270%
Interest expense	$63,412	$42,712	$20,700	48%
The increase in interest expense was primarily related to the issuance of the ABS X Notes and the assumption of the Maverick ABS
Notes as a result of the Maverick acquisition, the issuance of the Nordic Bonds in April 2025, and the issuance of the ABS XI Notes as a result of the Canvas acquisition in November 2025. This increase was partially offset by lower outstanding balances on our existing
ABS structures.
As of March 31, 2026 and December 31, 2025, total borrowings were $2.9 billion and $3.0 billion, respectively. For the three months ended March 31, 2026, the weighted average interest rate on borrowings was 7.76% compared to 7.93% for the three months ended
March 31, 2025. As of March 31, 2026, 72% of our borrowings resided in non-recourse, fixed-rate, hedge-protected, amortizing structures compared to 76% as of March 31, 2025.
Loss on Debt Extinguishment
In February 2025, the proceeds from the ABS X Notes were used to repay the outstanding principal of the ABS I & II Notes and Term
Loan I, retiring these from our outstanding debt and resulting in a loss on debt extinguishment of $27 million.

Table of Contents	MD&A	Diversified Energy
Income Tax Benefit (Expense)
The effective tax rates for the three months ended March 31, 2026 and 2025 were 48.7% and (25.4%), respectively. The effective tax rates can be materially impacted by the recognition of the marginal well tax credit available to qualified producers as reflected in our
2026 and 2025 effective tax rates. The federal government provides these credits to incentivize companies to continue operating lower-output wells during periods of low prices. This support helps sustain production, preserve the jobs associated with these operations, and ensures that communities continue to receive state and local tax income. Such revenue is vital for funding schools, law enforcement, social initiatives, and other essential public services.
The provision for income taxes in the Consolidated Statement of Operations is summarized below:

	For the Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Income (loss) before taxation	$(313,427)	$(257,528)	$(55,899)	22%
Effective tax rate	48.7%	(25.4%)
Income tax benefit (expense)	$152,762	$(65,292)	$218,054	(334%)
Tax benefit of $153 million for the three months ended March 31, 2026 represented a favorable change of $218 million compared to an expense of $65 million for the three months ended March 31, 2025. The change was primarily driven by the movement in income
(loss) before taxation and the recognition of marginal well credits.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operating activities and available capacity under our Credit Facility. As of
March 31, 2026, we had approximately $529 million of liquidity, consisting of $55 million of cash on hand and $475 million of availability under our Credit Facility.
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
Capital expenditures were $58 million for the three months ended March 31, 2026, compared to $28 million for the three months ended March 31, 2025. The increase in capital expenditures was primarily related to the development of new wells via a non-operated development agreement that came with the undeveloped locations acquired in the Maverick acquisition. We expect to meet our capital expenditure needs for the foreseeable future from our operating cash flows and our existing cash and cash equivalents. Our future capital requirements will depend on several factors, including the pace of our growth, fluctuations in commodity prices, and future acquisitions.
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
With respect to other known current obligations, we believe that our sources of liquidity and capital resources will be sufficient to meet our existing business needs for at least the next 12 months. However, our ability to satisfy our working capital requirements, debt service obligations, planned capital expenditures, and our ability to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the natural gas and oil industry and other financial and business factors, some of which are beyond our control.
For additional information regarding debt and debt covenants, refer to Note 10 in the Notes to the Condensed Consolidated Financial
Statements.

Table of Contents	MD&A	Diversified Energy
Liquidity

	As of
(In thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$54,539	$29,697
Available borrowings under the Credit Facility(a)	474,687	304,912
Liquidity	$529,226	$334,609
(a)Represents available borrowings under the Credit Facility of $510 million as of March 31, 2026 less outstanding letters of credit of $36 million as of such date. Represents available borrowings under the Credit Facility of $340 million as of December 31,
2025 less outstanding letters of credit of $35 million as of such date.
Cash Flows

	For the Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$168,732	$84,858	$83,874	99%
Net cash provided by (used in) investing activities	1,337	(405,017)	406,354	(100%)
Net cash provided by (used in) financing activities	(159,677)	406,552	(566,229)	(139%)
Net change in cash, cash equivalents and restricted cash	$10,392	$86,393	$(76,001)	(88%)
Net Cash Provided by Operating Activities
The change in net cash provided by operating activities was primarily related to an increase in production, as a result of the Summit and Maverick acquisitions in the first quarter of 2025 and the Canvas acquisition in the fourth quarter of 2025, as well as higher prices for the natural gas, NGL, and oil volumes sold.
Net Cash Provided by (Used in) Investing Activities
The change in net cash used in investing activities was primarily related to the Summit and Maverick acquisitions in the first quarter of
2025, partially offset by increased capital spend in the first quarter of 2026 related to our participation in the development of certain non-operated wells acquired with Maverick acquisition, as well as increased cash proceeds from the sale of undeveloped acreage.
Net Cash Provided by (Used in) Financing Activities
The change in net cash used in financing activities was primarily related to decreased borrowing activity in the first quarter of 2026, in which we received proceeds from the tap-on offering of Nordic Bonds, as compared to the first quarter of 2025, which included proceeds received from the issuance of ABS X as well as our equity offering, partially offset by hedge modification payments and deferring financing costs incurred in connection with the ABS X transaction. Additionally, during the first quarter of 2026, we also had increased share repurchases as part of our stock repurchase program as compared to the first quarter of 2025.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that give rise to material off-balance sheet obligations. As of
March 31, 2026, our material off-balance sheet arrangements and transactions include operating service contractual obligations of
$355 million and letters of credit outstanding against our Credit Facility of $36 million. Refer to Contractual Obligations for additional information.
There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of capital resources.

Table of Contents	MD&A	Diversified Energy
Contractual Obligations
We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations as of March 31, 2026 were as follows:

(In thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Recorded contractual obligations
Accounts payable	$76,427	$—	$—	$—	$—	$—	$76,427
Accrued liabilities	158,844	—	—	—	—	—	158,844
Borrowings	179,247	215,797	199,320	998,896	252,994	1,082,920	2,929,174
Operating leases	9,068	7,497	5,536	2,223	1,745	238	26,307
Finance leases	27,013	22,652	18,093	11,620	3,905	—	83,283
Asset retirement obligation(a)	21,980	28,356	25,724	51,076	19,445	3,484,077	3,630,658
Other liabilities(b)	88,103	24,218	—	—	—	—	112,321
Off-Balance Sheet contractual obligations
Firm transportation(c)	42,212	35,666	26,118	20,613	8,358	221,534	354,501
Total contractual obligations	$602,894	$334,186	$274,791	$1,084,428	$286,447	$4,788,769	$7,371,515
(a)Represents our asset retirement obligation on an undiscounted basis. On a discounted basis the liability is $896 million as of
March 31, 2026 as presented in the Consolidated Balance Sheets.
(b)Represents taxes payable, deferred tax liability, and other current and noncurrent liabilities.
(c)Represents reserved capacity to transport gas from production locations through pipelines to the ultimate sales meters.
For more detailed information on asset retirement obligations and debt refer to Notes 9 and 10 within the Notes to the Condensed
Consolidated Financial Statements.
Litigation and Regulatory Proceedings & Environmental Matters
For Information regarding legal proceedings and environmental matters refer to Note 12 to the Notes to the Condensed Consolidated
Financial Statements.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Table of Contents	Form 10-Q	Diversified Energy Company
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Commodity prices for natural gas, NGLs and oil can be volatile and may fluctuate due to relatively small changes in supply, weather conditions, economic conditions, and government actions. For the three months ended March 31, 2026, our natural gas, NGLs, and oil revenue was $314 million, $61 million, and $181 million, respectively. Based on production, natural gas, NGLs and oil revenue for the three months ended March 31, 2026 would have increased or decreased by approximately $31 million, $6 million, and $18 million, respectively, for each 10% increase or decrease in prices.
To mitigate the risk of fluctuations in commodity prices, we enter into derivatives. The total volumes hedged through the use of these instruments vary from period to period. Generally our objective is to hedge approximately 60% to 80% of anticipated production volumes for the next 12 months, at least 50% for months 13 to 24, and a minimum of 30% for months 25 to 36. For additional information regarding derivatives, refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements.
By removing price volatility from a significant portion of our expected production through 2028, we have mitigated, but not eliminated, the potential effects of changing prices on operating cash flow for those periods. While these derivative contracts help mitigate the negative effects of falling commodity prices, they also limit the benefits we would receive from increases in commodity prices.
As of March 31, 2026, the fair value of our natural gas derivatives was a net liability of $424 million, NGLs derivatives were in a net liability position of $113 million, and our oil derivatives were in a net liability position of $222 million. For the three months ended
March 31, 2026, a 10% fluctuation in commodity prices would have a corresponding impact of approximately $42 million, $11 million, and $22 million on natural gas, NGLs and oil derivatives, respectively.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. Our borrowings primarily consist of fixed-rate amortizing notes and a variable rate Credit Facility as illustrated below.

	As of March 31, 2026
(in thousands)	Borrowings	Interest Rate(a)
ABS Notes, Nordic Bonds, & other(b)	$2,604,319	7.89%
Credit Facility	$314,600	6.73%
(a)The interest rate on the ABS Notes, Nordic Bonds, and other notes payable represents the weighted average fixed rate of the notes, while the interest rate presented for the Credit Facility represents the floating rate as of March 31, 2026.
(b)Includes $22 million in notes payable issued by a third party financial institution in November 2024 collateralized by two natural gas processing plants and various natural gas compressors and related support equipment in the Central Region, as of March 31,
2026.
For additional information regarding the Company’s indebtedness, refer to Note 10 in the Notes to the Condensed Consolidated
Financial Statements.
For the three months ended March 31, 2026, a 100 basis point adjustment in the borrowing rate for the Credit Facility would result in a corresponding annual effect on interest expense of approximately $3 million. This represents a reasonably possible change in interest rate risk.
We strive to maintain a prudent balance of floating and fixed-rate borrowing exposure, particularly during uncertain market conditions. As part of our risk mitigation strategy, we occasionally enter into swap arrangements to adjust our exposure to floating or fixed interest rates, depending on changes in the composition of borrowings in our portfolio. Consequently, the total principal hedged through the use of derivatives varies from period to period.
As of March 31, 2026, the fair value of our interest rate swaps represents an asset of $0.1 million. For additional information regarding derivatives, refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements.

Table of Contents	Form 10-Q	Diversified Energy Company
Counterparty & Customer Credit Risk
We are exposed to counterparty and customer credit risk from the hedging and sale of our natural gas, NGLs and oil.
Our derivative instruments expose us to our counterparties’ credit risk. To mitigate this risk, we only enter into commodity contracts with counterparties that are creditworthy financial institutions deemed by us to have acceptable credit strength and competence.
Counterparty non-performance risk is considered in the valuation of our derivative instruments, but has not had an impact on the value of our derivatives. We also attempt to limit our exposure to non-performance by any single counterparty. As of March 31, 2026, our commodity contracts derivative instruments were spread among 14 counterparties.
For additional information regarding derivatives, refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements
Accounts receivable from customers represent amounts due for the purchase of these commodities, and their collectability depends on the financial condition of each customer. We review the financial condition of customers before extending credit and generally do not require collateral to support their accounts receivable. As of March 31, 2026, we had one customer that comprised over 10% of our total accounts receivable from customers. Net of the applicable allowance for credit losses, our accounts receivable from customers were $344 million as of March 31, 2026.
The Company is also exposed to credit risk from joint interest owners, which are entities that own a working interest in the properties operated by the Company. Joint interest receivables are classified under accounts receivable, net, in the Consolidated Statement of
Financial Position. The Company has the ability to withhold future revenue payments to recover any non-payment of joint interest receivables. As of March 31, 2026, our joint interest receivables, net of the applicable allowance for credit losses, were $68 million.
Accounts receivable are current, and the Company believes these net receivables are collectible.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in U.S. Securities Exchange Act of 1934, as amended
(“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and
Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures in relation to Exchange Act Rule 13a-15(b), and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Form 10-Q	Diversified Energy Company
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
There have been no additional material developments with respect to the information previously reported under Part I, Item 3. “Legal
Proceedings” of our annual report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors
There have been no material changes to the Company’s “Risk Factors” previously disclosed in Part I, Item 1A of our annual report on
Form 10-K for the year ended December 31, 2025. For a detailed discussion of the risks that affect our business, please refer to Part I,
Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
Following are our monthly share repurchases of common stock for the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January	983,364	$13.79	983,364	6,816,636
February	—	—	—	6,816,636
March	4,050,000	14.30	4,050,000	2,766,636
Total	5,033,364	$14.20	5,033,364
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
On February 25, 2026, the Board approved a stock repurchase program (the “2026 Repurchase Program”) authorizing the Company to repurchase up to 7,800,000 shares. The 2026 Repurchase Program replaces the 2025 Repurchase Program and authorizes the repurchase of common stock through March 1, 2027. Repurchases of common stock under the program may be made, from time to time, in privately negotiated transactions, in open market transactions, or by other means, including through trading plans intended to qualify under Rule 10b-18 and/or Rule 10b5-1 of the U.S. Securities Exchange Act of 1934, as amended. The amount and timing of any repurchases made under the program will be in the Company’s sole discretion and will depend on a variety of factors, including legal requirements, market conditions, other investment opportunities, available liquidity, and the prevailing market price of the common stock. The program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time at the Company’s discretion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Table of Contents	Form 10-Q	Diversified Energy Company
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

Exhibit No.			Incorporated by reference			Filed	Furnished
		Description	Form	Exhibit	Filing Date	Herewith	Only
2.1	†	Purchase and Sale Agreement dated February 26, 2026 by and between Diversified Production, LLC and Sheridan Holding Company III, LLC	8-K File No. 001-41870	2.1	3/4/2026
3.1		Amended and Restated Certificate of Incorporation of Diversified Energy Company	8-K File No. 001-41870	3.1	11/24/2025
3.2		Amended and Restated Bylaws of Diversified Energy Company	8-K File No. 001-41870	3.2	11/24/2025
4.1		Tap Issue Addendum for 9.75% Senior Secured Bonds due 2029 dated February 5, 2026 by and between Diversified Gas & Oil Corporation and Nordic Trustee, AS, as bond trustee	8-K File No. 001-41870	4.2	2/10/2026
10.1	*	Form of Award Agreement for Short-Term Incentive Plan Award				✓
10.2	*	Form of Officer Restricted Stock Unit Award Agreement				✓
10.3	*	Form of Officer Performance Stock Unit Award Agreement				✓
10.4	*	Form of Officer Long-Term Cash Award Agreement				✓
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				✓
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				✓
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					✓
101		Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†
Certain schedules and attachments have been omitted. The registrant hereby undertakes to provide further information regarding such omitted materials to the Securities and Exchange Commission upon request.

Table of Contents	Form 10-Q	Diversified Energy Company
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED ENERGY COMPANY
(Registrant)

/s/ Bradley G. Gray
Bradley G. Gray
President and Chief Financial Officer