Form 10-Q
period 2026-06-30
Diversified Energy Co
filed 2026-08-05
CIK 1922446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 70,769,563 shares of common stock outstanding (excluding shares held by the Employee Benefit Trust) as of August 5, 2026.

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
RSU - Time-based restricted stock unit
SOFR - Secured Overnight Financing Rate
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation
Reform Act of 1995 that can be identified by the following terminology, including the terms “may,” “might,” “will,” “could,”
“would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,”
“contemplate,” “possible,” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy, plans, objectives, goals, future events or intentions. These forward-looking statements include all matters that are not historical facts.
They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial positions, liquidity, prospects, growth strategies, future acquisitions or dispositions, and the natural gas and oil industry. By their nature, forward-looking statements involve risk and uncertainty because they relate to future events and circumstances.
Forward-looking statements are not guarantees of future performance and the actual results of our operations, financial position and liquidity, and the development of the markets and the industry in which we operate, may differ materially from those described in, or suggested by, the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if the results of operations, financial position and liquidity, and the development of the markets and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of factors could cause results and developments to differ materially from those expressed or implied by the forward-looking statements including, without limitation, general economic and business conditions, the behavior of other market participants, industry trends, competition, commodity prices, changes in regulation, currency fluctuations, our ability to recover our reserves, our ability to successfully integrate acquisitions, our ability to obtain financing to meet liquidity needs, changes in our business strategy, and political and economic uncertainty.
Forward-looking statements may, and often do, differ materially from actual results. No representation is made that any of these statements or forecasts will come to pass or that any forecast results will be achieved. Any forward-looking statements in this
Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, reflect our current view with respect to future events and are subject to risks relating to future events and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. Investors should specifically consider the factors identified in this
Quarterly Report on Form 10-Q and in other documents that we file with or furnish to the SEC which could cause actual results to differ. We explicitly disclaim any obligation or undertaking to revise any forward-looking statements in this Quarterly Report on Form
10-Q that may occur due to any change in our expectations or to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q except as may be required by applicable law.

Table of Contents	Form 10-Q	Diversified Energy Company
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except par and share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,238	$29,697
Restricted cash	11,400	21,750
Accounts receivable, net	407,817	408,399
Derivatives	83,940	153,150
Prepaid expenses and other current assets	40,123	37,166
Total current assets	$551,518	$650,162
Noncurrent assets:
Natural gas and oil properties (successful efforts method):
Proved natural gas and oil properties	$5,943,495	$5,808,908
Unproved natural gas and oil properties	19,172	19,804
Accumulated depletion	(1,426,989)	(1,320,953)
Natural gas and oil properties, net	4,535,678	4,507,759
Property, plant, and equipment, net	458,301	446,022
Operating right of use assets	31,250	3,781
Restricted cash	83,747	93,663
Derivatives	37,558	81,702
Deferred tax assets	312,599	287,135
Other assets	99,028	98,735
Total assets	$6,109,679	$6,168,959
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$129,539	$81,814
Accrued liabilities	166,485	193,742
Revenue to be distributed	241,194	240,125
Current portion of long-term debt, net	107,140	236,553
Operating lease liabilities	10,955	2,131
Derivatives	137,865	155,959
Derivatives settlements payable	42,816	27,405
Other current liabilities	133,852	137,965
Total current liabilities	$969,846	$1,075,694
Noncurrent liabilities:
Asset retirement obligations	$880,954	$863,841
Operating lease liabilities	20,522	1,611
Long-term debt, net	2,823,457	2,715,461
Derivatives	378,526	440,567
Other liabilities	74,799	76,795
Total liabilities	$5,148,104	$5,173,969
Commitments and contingent liabilities (Note 12)
Stockholders' equity:
Common stock ($0.01 par value; 350,000,000 authorized; 71,388,065 and 76,979,625 shares issued and outstanding)	$713	$769
Additional paid in capital	1,418,822	1,491,719
Accumulated other comprehensive income (loss)	(583)	(583)
Retained earnings (accumulated deficit)	(468,261)	(507,847)
Total stockholders' equity attributable to DEC	$950,691	$984,058
Noncontrolling interests	10,884	10,932
Total stockholders' equity	$961,575	$994,990
Total liabilities and stockholders' equity	$6,109,679	$6,168,959
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Natural gas	$163,696	$192,931	$478,668	$421,441
NGLs	85,813	52,651	147,378	100,745
Oil	254,191	149,186	435,290	202,001
Total commodity revenue	$503,700	$394,768	$1,061,336	$724,187
Gain (loss) on derivatives	291,034	169,071	(257,349)	(115,213)
Midstream	10,101	11,602	21,865	22,200
Other	7,073	11,256	13,200	18,038
Total revenue	$811,908	$586,697	$839,052	$649,212
Operating expense
Lease operating expense	$(141,242)	$(131,184)	$(274,210)	$(204,623)
Production taxes	(29,660)	(23,317)	(60,151)	(39,750)
Midstream operating expense	(20,439)	(19,361)	(40,675)	(37,997)
Transportation expense	(24,383)	(23,769)	(52,951)	(50,488)
Accretion of asset retirement obligation	(13,481)	(10,624)	(26,729)	(18,982)
General and administrative expense	(43,536)	(56,661)	(85,244)	(90,747)
Depreciation, depletion and amortization	(103,440)	(92,668)	(212,005)	(167,314)
Gain (loss) on natural gas and oil properties and equipment	36,070	62,269	134,147	63,958
Total operating expense	$(340,111)	$(295,315)	$(617,818)	$(545,943)
Income (loss) from operations	$471,797	$291,382	$221,234	$103,269
Other income (expense)
Interest expense	$(61,311)	$(56,130)	$(124,723)	$(98,842)
Loss on debt extinguishment	(23,882)	—	(23,882)	(26,971)
Other income (expense)	698	835	1,246	1,103
Income (loss) before taxation	$387,302	$236,087	$73,875	$(21,441)
Income tax benefit (expense)	(139,697)	61,828	13,065	(3,464)
Net income (loss)	$247,605	$297,915	$86,940	$(24,905)
Other comprehensive income (loss)	—	72	—	(138)
Total comprehensive income (loss)	$247,605	$297,987	$86,940	$(25,043)

Net income (loss) attributable to:
DEC	$246,949	$297,738	$86,332	$(25,460)
Noncontrolling interest	656	177	608	555
Net income (loss)	$247,605	$297,915	$86,940	$(24,905)

Earnings (loss) per share attributable to DEC
Basic	$3.42	$3.77	$1.17	$(0.37)
Diluted	$3.31	$3.67	$1.14	$(0.37)
Weighted average shares outstanding
Basic	72,296,949	78,936,076	73,767,908	68,821,946
Diluted	74,705,094	81,138,852	75,972,787	68,821,946
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

						Total Stockholders' Equity Attributable to DEC
				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid in Capital					Total Stockholders' Equity
	Common Stock						Noncontrolling Interest
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2024	50,649,844	$14,595	$1,145,889	$(935)	$(759,471)	$400,078	$11,879	$411,957
Net income (loss)	—	—	—	—	(323,198)	(323,198)	378	(322,820)
Other comprehensive income (loss)	—	—	—	(210)	—	(210)	—	(210)
Issuances of common stock	29,694,213	7,619	363,092	—	—	370,711	—	370,711
Repurchases of common stock	(169,194)	—	(2,273)	—	—	(2,273)	—	(2,273)
Share-based compensation	211,887	—	3,540	—	(1,262)	2,278	—	2,278
Dividends declared	—	—	17,153	—	(17,153)	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(250)	(250)
Balance as of March 31, 2025	80,386,750	$22,214	$1,527,401	$(1,145)	$(1,101,084)	$447,386	$12,007	$459,393
Net income (loss)	—	—	—	—	297,738	297,738	177	297,915
Other comprehensive income (loss)	—	—	—	72	—	72	—	72
Issuances of common stock	—	—	(365)	—	—	(365)	—	(365)
Repurchases of common stock	(2,631,411)	(686)	(33,121)	—	—	(33,807)	—	(33,807)
Share-based compensation	12,444	—	2,704	—	(1,302)	1,402	—	1,402
Dividends declared	—	—	(22,925)	—	(22,671)	(45,596)	—	(45,596)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(676)	(676)
Balance as of June 30, 2025	77,767,783	$21,528	$1,473,694	$(1,073)	$(827,319)	$666,830	$11,508	$678,338

Balance as of December 31, 2025	76,979,625	$769	$1,491,719	$(583)	$(507,847)	$984,058	$10,932	$994,990
Net income (loss)	—	—	—	—	(160,617)	(160,617)	(48)	(160,665)
Repurchases of common stock	(5,033,364)	(50)	(70,679)	—	—	(70,729)	—	(70,729)
Share-based compensation	377,210	4	5,503	—	(2,407)	3,100	—	3,100
Dividends declared	—	—	(387)	—	(22,061)	(22,448)	—	(22,448)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(294)	(294)
Balance as of March 31, 2026	72,323,471	$723	$1,426,156	$(583)	$(692,932)	$733,364	$10,590	$743,954
Net income (loss)	—	—	—	—	246,949	246,949	656	247,605
Repurchases of common stock	(944,887)	(10)	(13,444)	—	—	(13,454)	—	(13,454)
Share-based compensation	9,481	—	5,024	—	(1,305)	3,719	—	3,719
Dividends declared	—	—	1,086	—	(20,973)	(19,887)	—	(19,887)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(362)	(362)
Balance as of June 30, 2026	71,388,065	$713	$1,418,822	$(583)	$(468,261)	$950,691	$10,884	$961,575
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$86,940	$(24,905)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	212,005	167,314
Accretion of asset retirement obligations	26,729	18,982
Income tax (benefit) expense	(13,065)	3,464
(Gain) loss on derivatives	257,349	115,213
Cash proceeds (payments) on settlement of derivatives	(211,858)	(37,584)
Settlement of asset retirement costs	(21,831)	(10,341)
(Gain) loss on natural gas and oil properties and equipment	(134,147)	(63,958)
Loss on early retirement of debt	23,882	26,971
Non-cash share-based compensation	9,380	4,377
Other	11,571	12,027
Changes in working capital:
Accounts receivable, net	(8,618)	45,530
Other assets	(8,483)	(5,621)
Accounts payable	44,743	(4,733)
Other liabilities	(17,081)	(81,598)
Net cash provided by operating activities	$257,516	$165,138
Cash flows from investing activities:
Consideration for business acquisitions, net of cash acquired	$—	$(329,709)
Consideration for asset acquisitions, net of cash acquired	(262,046)	(49,989)
Proceeds from divestitures	258,932	73,097
Capital expenditures	(98,392)	(89,269)
Net cash (used in) investing activities	$(101,506)	$(395,870)
Cash flows from financing activities:
Repayment of borrowings	$(2,245,740)	$(1,726,484)
Proceeds from borrowings	2,232,439	2,201,132
Prepayment charge on early retirement of debt	(24,223)	—
Debt issuance costs	(13,795)	(30,574)
Hedge modifications associated with ABS Notes	(7,955)	(171,134)
Proceeds from equity issuance, net	—	117,468
Principal element of lease payments	(12,276)	(8,175)
Dividends to stockholders	(43,034)	(39,824)
Distributions to noncontrolling interest owners	(656)	(927)
Repurchases of common stock (stock repurchase program)	(82,495)	(33,649)
Repurchases of common stock by the EBT, net	—	(2,459)
Net cash (used in) provided by financing activities	$(197,735)	$305,374
Net change in cash, cash equivalents and restricted cash	(41,725)	74,642
Cash, cash equivalents and restricted cash, beginning of period	145,110	52,259
Cash, cash equivalents and restricted cash, end of period	$103,385	$126,901
Cash and cash equivalents	8,238	23,743
Restricted cash	95,147	103,158
Total cash, cash equivalents and restricted cash	$103,385	$126,901
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Index to the Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies	9	Note 8 - Compensation Plans	19
Note 2 - Acquisitions & Divestitures	10	Note 9 - Asset Retirement Obligations	20
Note 3 - Income Tax	14	Note 10 - Borrowings	21
Note 4 - Earnings (Loss) Per Share	14	Note 11 - Fair Value	26
Note 5 - Natural Gas & Oil Properties	15	Note 12 - Commitments & Contingencies	27
Note 6 - Derivatives	15	Note 13 - Supplemental Cash Flow Information	28
Note 7 - Stockholders' Equity	18	Note 14 - Subsequent Events	28
Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
Description of the Company
Diversified Energy Company, a Delaware corporation (“Diversified,” “DEC,” “we,” “us,” “our,” or collectively with its wholly owned subsidiaries, the “Company”) is an independent energy company engaged in the development, production, transportation and marketing of natural gas, oil and NGLs. The Company’s assets are located in the United States within the following geographical operating areas:
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
Segment Reporting
In accordance with ASC 280, Segment Reporting, the Company determines its operating segments based on the components of the business regularly reviewed by the chief executive officer, who serves as the chief operating decision maker (“CODM”), for purposes of resource allocation and performance assessment. The CODM evaluates the Company’s operations in a consolidated manner.
Accordingly, the Company has one reportable segment.
The CODM uses consolidated income (loss) before income taxes to allocate resources and assess operating performance, and is also regularly provided information on lease operating expense, transportation expense, production taxes, and general and administrative expense, which represent significant segment expenses. Other segment items primarily consist of depreciation, depletion and amortization, interest expense, and income tax expense (benefit). These amounts are derived from, and can be found within, the
Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).
Segment profit or loss reconciles directly to consolidated income (loss) before income taxes, with no reconciling items.
The Company’s reportable segment, CODM, segment performance measures, and segment assets remain materially unchanged from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company maintains cash balances at financial institutions, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it faces no significant credit risk related to cash and cash equivalents.
Restricted Cash
The Company classifies cash as restricted when contractual or regulatory requirements limit its withdrawal or use for general corporate purposes. The Company presents restricted cash as either a current or noncurrent asset based on the expected timing of the related obligations.
Restricted cash primarily consists of:
•Amounts the Company holds as collateral for surety bonds or that state agencies require for well abandonment obligations; and
•Cash reserves the Company maintains for interest payments and fees related to its asset-backed securitization arrangements, which an independent indenture trustee administers.
The Company’s accounting policy and the nature of its restricted cash arrangements remain consistent with those described in the
Company’s Annual Report on Form 10-K for the year ended December 31, 2025, with no material changes during the interim period.
Recently Adopted Accounting Standards
In the current year, the Company adopted the following accounting standards:

ASU Number	Description	Effective Date
ASU 2024-04	Debt—Debt with Conversion and Other Options	January 1, 2026
ASU 2025-05	Measurement of credit losses for accounts receivable and contract assets from transactions accounted for under Topic 606	January 1, 2026
The adoption of these standards did not significantly impact the Company’s Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards Not Yet Adopted
The following accounting standard has been issued but is not yet effective and has not been applied in the Condensed Consolidated
Financial Statements:

ASU Number	Description	Effective Date	Impact on Financial Statements
ASU 2026-02	Environmental Credits and Environmental Credit Obligations (Topic 818)	January 1, 2028	The Company is assessing the impact, but does not expect a material effect.
The Company will adopt this standard on the effective date. Based on preliminary assessment, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Note 2 - Acquisitions & Divestitures
2026 Acquisitions
Sheridan Holding Company III, LLC (“Sheridan”) Asset Acquisition
On April 30, 2026, the Company acquired certain oil and natural gas wells, leasehold interests and related assets from Sheridan. Given the concentration of assets, this transaction was considered an asset acquisition rather than a business combination. The Company paid net consideration of $236 million, inclusive of customary purchase price adjustments. The transaction was funded through proceeds from the Company’s Credit Facility (as defined below).
Refer to Note 10 for additional information regarding borrowings.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
The fair value of the consideration transferred and the allocation to the assets acquired and liabilities assumed based on their relative fair values as of April 30, 2026 were as follows (in thousands):

Consideration paid
Cash consideration	$236,387
Total consideration	$236,387

Net assets acquired
Natural gas and oil properties	$266,336
Property, plant and equipment, net	2,032
Derivatives, net	4,317
Accounts receivable, net	1,261
Asset retirement obligations	(32,081)
Other current liabilities	(5,478)
Net assets acquired	$236,387
Other Acquisitions
During the six months ended June 30, 2026, the Company collectively acquired certain midstream and plugging assets for total consideration of $18 million, inclusive of customary purchase price adjustments, and transaction costs.
2026 Divestitures
Barnett Shale “Barnett” and Arkansas Asset Divestitures
On June 15, 2026, the Company divested certain non-core Barnett assets for net proceeds of $116 million after customary purchase price adjustments. The proceeds received exceeded the carrying amount of the net assets divested resulting in a gain on natural gas and oil properties and equipment of $19 million.
Additionally, on April 20, 2026, the company divested certain non-core assets in Arkansas for net proceeds of $15 million after customary purchase price adjustments.
Other
During the six months ended June 30, 2026, the Company divested certain non-core undeveloped acreage for consideration of $126 million. The consideration received exceeded the carrying amount of the net assets divested resulting in a gain on natural gas and oil properties and equipment of $125 million. Additionally, the disposal of various wells and property, plant and equipment in the normal course of business resulted in cash proceeds of $2 million and a loss on natural gas and oil properties and equipment of $10 million.
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
consisted of the issuance of 3,718,209 shares of common stock and $399 million in cash, inclusive of transaction costs of $13 million.
On the date of the acquisition, the Company settled the outstanding balance of $81 million on Canvas’s credit facility.
Refer to Notes 7 and 10 for additional information regarding stockholders’ equity and borrowings.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
The fair value of the consideration transferred and the allocation to the assets acquired and liabilities assumed based on their relative fair values as of November 24, 2025 were as follows (in thousands):

Consideration paid
Cash consideration	$398,534
Fair value of common stock issued(a)	53,951
Payoff existing credit facility	80,602
Total consideration	$533,087

Net assets acquired
Cash	$51,679
Natural gas and oil properties	553,329
Property, plant and equipment, net	3,097
Other noncurrent assets	773
Accounts receivable, net	22,515
Other current assets	6,323
Asset retirement obligations	(10,963)
Deferred tax liability	(43,118)
Other noncurrent liabilities	(573)
Accounts payable	(8,625)
Other current liabilities	(41,350)
Net assets acquired	$533,087
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
with the acquisition were $21 million and are included within G&A expense in the Consolidated Statements of Comprehensive
Income (Loss).
Refer to Notes 7 and 10 for additional information regarding stockholders’ equity and borrowings.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
The fair value of the consideration transferred and the fair value amounts of the assets acquired and liabilities assumed as of March 14,
2025 were as follows (in thousands):

Consideration paid
Cash consideration	$210,753
Fair value of common stock issued(a)	253,270
Payoff existing credit facility	201,533
Total consideration	$665,556

Net assets acquired
Cash	$20,894
Natural gas and oil properties	1,298,477
Property, plant and equipment, net	43,585
Restricted cash	62,048
Other noncurrent assets	28,861
Derivatives, net	4,829
Accounts receivable, net	153,205
Other current assets	14,695
Asset retirement obligations	(179,528)
Borrowings	(518,394)
Other noncurrent liabilities	(38,915)
Accounts payable	(42,967)
Accrued operating expenses	(55,583)
Revenues payable	(44,306)
Other current liabilities	(81,345)
Net assets acquired	$665,556
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
Summit Natural Resources, LLC (“Summit”) Asset Acquisition
On February 27, 2025, the Company acquired certain upstream assets and related infrastructure within Virginia, West Virginia, and
Alabama of the Appalachian Region from Summit. Given the concentration of assets, this transaction was considered an asset acquisition rather than a business combination. The Company paid consideration of $42 million, inclusive of transaction costs of $0.4 million and customary purchase price adjustments, substantially all of which was accounted for as natural gas and oil properties. The transaction was funded through proceeds from the ABS X Notes collateralized, in part, by the acquired assets. Refer to Note 10 for additional information regarding borrowings.
Other Acquisitions
During the six months ended June 30, 2025, the Company acquired certain midstream and upstream assets that are contiguous to its existing Central Region assets. The Company paid total consideration of $16 million, inclusive of non-cash consideration of $4 million, customary purchase price adjustments, and transaction costs. Given the concentration of assets, these transactions were considered asset acquisitions rather than business combinations.
2025 Divestitures
During the six months ended June 30, 2025, the Company divested certain non-core undeveloped acreage across its operating footprint for consideration of $70 million. The consideration received exceeded the carrying amount of the net assets divested resulting in a gain on natural gas and oil properties and equipment of $64 million.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 3 - Income Tax
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the six months ended June 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S.
federal income tax rate of 21% to pre-tax income primarily due to the impact of federal tax credits (principally the marginal well tax credit), state income taxes, permanent differences, and discrete items recognized in the interim period.
The effective tax rates for the six months ended June 30, 2026 and 2025 were (17.7)% and (16.2)%, respectively. For the six months ended June 30, 2026, we reported a tax benefit of $13 million, a change of $17 million, compared to a tax expense of $3 million for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was primarily impacted by the recognition of the federal marginal well tax credit available to qualified producers and by management’s estimate of the annual effective tax rate expected for the full financial year. The federal government provides these credits to encourage companies to continue producing lower-volume wells during periods of low prices to maintain the underlying jobs they create and the state and local tax revenues they generate for communities to support schools, social programs, law enforcement and other similar public services.
The differences between the statutory U.S. federal income tax rate and the effective tax rates are summarized as follows:

Six Months Ended
June 30, 2026	June 30, 2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.5%	4.4%
Federal credits(a)	(43.8)%	(42.9)%
Other, net	0.6%	1.3%
Effective tax rate	(17.7)%	(16.2)%
(a)Federal tax credits consist primarily of the marginal well tax credit. Because the credit is a dollar amount determined independently of pre-tax results, its impact, expressed as a percentage of pre-tax income (loss), can be positive or negative based on the Company's forecasted annual pre-tax book income (loss) used in the estimated annual effective tax rate.
Note 4 - Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, excluding shares held in treasury (if any) and held by the Employee Benefit Trust established by the Company in March 2022 to benefit its employees (“EBT”). Diluted EPS reflects the potential dilution that could occur if share-based compensation awards were exercised or converted into shares, except when their effect would be anti-dilutive. Refer to Note 7 for additional information regarding the EBT.
The following table presents the reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the periods presented:

(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss) attributable to DEC	$246,949	$297,738	$86,332	$(25,460)

Weighted average shares outstanding - basic	72,296,949	78,936,076	73,767,908	68,821,946
Dilutive impact of potential shares	2,408,145	2,202,776	2,204,879	—
Weighted average shares outstanding - diluted	74,705,094	81,138,852	75,972,787	68,821,946

Basic earnings (loss) per share	$3.42	$3.77	$1.17	$(0.37)
Diluted earnings (loss) per share	$3.31	$3.67	$1.14	$(0.37)

Potentially dilutive shares(a)	312,557	3,921	249,757	3,510
(a)Share-based compensation awards excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 5 - Natural Gas & Oil Properties
The following table summarizes the Company's natural gas and oil properties for the period presented:

As of
(In thousands)	June 30, 2026
Costs
Beginning balance	$5,828,712
Additions(a)	346,801
Disposals(b)	(212,846)
Ending balance	$5,962,667
Depletion and impairment
Beginning balance	$(1,320,953)
Depletion expense	(177,250)
Disposals(b)	71,214
Ending balance	$(1,426,989)
Net book value	$4,535,678
(a)During the six months ended June 30, 2026, the Company’s additions primarily consisted of the Sheridan acquisition in April
2026 as well as development and recurring capital expenditures.
(b)During the six months ended June 30, 2026, the Company’s disposals primarily consisted of the sale of the Barnett assets in June
2026.
Refer to Note 2 for additional information regarding acquisitions and divestitures.
Note 6 - Derivatives
The Company faces volatility in market prices and basis differentials for natural gas, NGLs and oil, affecting the predictability of its cash flows from commodity sales. Additionally, the Company’s cash flows related to interest payments on variable rate debt obligations can be impacted by fluctuations in interest rate markets, depending on its debt structure. To manage these risks, the
Company enters into derivative contracts primarily with major financial institutions and energy trading counterparties. As of June 30,
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
The following table summarizes the Company's calculated fair value of derivatives for the date presented:

	As of June 30, 2026
(In thousands, except volume data)	Volume	Fair Value
Natural gas (MMbtu)
Swaps	1,167,568	$(218,213)
Two-way collars	143,091	(1,797)
Three-way collars	157,536	(11,000)
Stand-alone calls(a)	67,773	(34,324)
Basis swaps	764,286	(22,095)
Purchased puts	7,978	2,205
Sold puts	16,537	(3,615)
Total natural gas	2,324,769	$(288,839)
NGLs (MBbls)
Swaps	31,757	$(41,583)
Stand-alone calls	460	(2,006)
Total NGLs	32,217	$(43,589)
Oil (MBbls)
Swaps	33,585	$(45,308)
Three-way collars	3,291	(7,089)
Sold calls	1,335	(10,121)
Total oil	38,211	$(62,518)
Interest
SOFR interest rate swap ($5,520 principal hedged, 4.15% fixed-rate)		$53
Total interest		$53
Total fair value of derivatives		$(394,893)
(a)Includes future cash settlements for deferred premiums.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Netting of derivative assets and liabilities is applied at each reporting date when a legal right of offset exists under a master netting arrangement. The Company elected to present these derivative assets and liabilities on a net basis when these conditions are satisfied.
The following table outlines the Company’s net derivatives for the date presented:

(In thousands)		As of
Derivatives	Consolidated Statement of Financial Position	June 30, 2026
Assets:
Current assets	Derivatives	$83,940
Noncurrent assets	Other assets	37,558
Total assets		$121,498
Liabilities
Current liabilities	Derivatives	$(137,865)
Noncurrent liabilities	Derivatives	(378,526)
Total liabilities		$(516,391)
Net assets (liabilities):
Net assets (liabilities) - current	Derivatives	$(53,925)
Net assets (liabilities) - noncurrent	Other assets / Derivatives	(340,968)
Total net assets (liabilities)		$(394,893)
The Company presents the fair value of derivative contracts on a net basis in the Consolidated Statement of Financial Position. Below
is the impact of this presentation on the Company’s recognized assets and liabilities for the date presented:

	As of June 30, 2026
(In thousands)	Presented without Effects of Netting	Effects of Netting	As Presented with Effects of Netting
Current assets	$125,135	$(41,195)	$83,940
Noncurrent assets	317,095	(279,537)	37,558
Total assets	$442,230	$(320,732)	$121,498
Current liabilities	(179,060)	41,195	(137,865)
Noncurrent liabilities	(658,063)	279,537	(378,526)
Total liabilities	$(837,123)	$320,732	$(516,391)
Total net assets (liabilities)	$(394,893)	$—	$(394,893)
The Company recorded the following gains (losses) on derivatives in the Condensed Consolidated Statements of Comprehensive
Income (Loss) for the specified periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net gain (loss) on commodity derivatives settlements	$(61,396)	$14,617	$(211,895)	$(37,654)
Net gain (loss) on interest rate swaps	17	35	37	70
Total gain (loss) on settled derivatives(a)	$(61,379)	$14,652	$(211,858)	$(37,584)
Gain (loss) on fair value adjustments of unsettled derivatives(b)	352,413	154,419	(45,491)	(77,629)
Total gain (loss) on derivatives	$291,034	$169,071	$(257,349)	$(115,213)
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
2026 Modifications and Extinguishments
In June 2026, the Company paid $8 million to modify contracts associated with the ABS IV Notes in connection with their extinguishment. As these modifications were associated with a borrowing transaction, these amounts are presented as a financing activity in the Consolidated Statement of Cash Flows. Refer to Note 10 for additional information regarding borrowings.
2025 Modifications and Extinguishments
In February 2025, the Company adjusted portions of its commodity derivative portfolio across its legal entities for approximately
$150 million in connection with the completion of the ABS X financing arrangement. The Company made further adjustments to its commodity derivative portfolio for approximately $21 million for the retirement of the ABS I and Term Loan I financing arrangements (each as previously defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).
Refer to Note 10 for additional information regarding borrowings.
Note 7 - Stockholders' Equity
The Company is authorized to issue up to 350,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2026 and
December 31, 2025, the Company had 71,388,065 and 76,979,625 shares of common stock issued and outstanding.
The Company is authorized to issue 30,000,000 shares of preferred stock, par value $0.01 per share. No preferred shares are issued or outstanding.
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
Employee Benefit Trust (“EBT”)
In March 2022, the Company established the EBT to benefit its employees. The Company provides funding to the EBT to facilitate the acquisition of shares. These shares are held in the EBT to fulfill awards and grants under the Company’s 2017 and 2025 Equity
Incentive Plans and the Employee Stock Purchase Plan (the “ESPP”). Shares held in the EBT are treated in the same manner as treasury stock and are thus included in the Condensed Consolidated Financial Statements as treasury stock. No shares were acquired by the EBT during the six months ended June 30, 2026 and 2025. As of June 30, 2026, the EBT held a total of 1,662,012 shares. For further details related to share-based compensation, refer to Note 8.
Stock Repurchase Program
During the six months ended June 30, 2026, the Company repurchased 5,978,251 shares of common stock at an average price of
$14.08 per share, amounting to a total of $84 million and representing 8% of common stock issued and outstanding as of June 30,
2026. During the six months ended June 30, 2025, the Company repurchased 2,581,827 shares of common stock at an average price of
$13.33 per share, amounting to a total of $34 million and representing 3% of common stock issued and outstanding as of June 30,
2025.
The Company has recorded the repurchase of these shares of common stock as a reduction in common stock and additional paid in capital. All repurchased shares of common stock were cancelled upon repurchase. As of June 30, 2026 and December 31, 2025, the
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
Note 8 - Compensation Plans
Equity Incentive Plans
The 2017 Equity Incentive Plan (the “2017 Plan”), as amended through April 9, 2025, authorized issuances up to 10% of the
Company’s outstanding common stock and had 3,947,882 shares subject to outstanding awards as of November 21, 2025. On that date, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which authorized and reserved 6,892,551 shares of common stock, consisting of 2,944,669 newly authorized shares plus shares underlying outstanding awards under the 2017 Plan that may become available upon forfeiture, cancellation, expiration, cash settlement, or withholding for taxes or exercise prices. Upon adoption of the 2025 Plan, no further awards may be granted under the 2017 Plan, and only shares underlying awards outstanding as of November 21, 2025 may be issued thereunder. As of June 30, 2026, 1,386,664 shares remained available for grant under the 2025
Plan, under which all future equity awards will be made.
RSU Awards
The following table summarizes RSU equity award activity for the respective period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2025	1,970,907	$12.17
Granted	1,427,841	15.53
Vested	(230,788)	19.84
Forfeited	—	—
Balance as of March 31, 2026	3,167,960	13.12
Granted	8,225	15.27
Vested	—	—
Forfeited	(18,404)	13.80
Balance as of June 30, 2026	3,157,781	$13.13
During the six months ended June 30, 2026, the total fair value of RSUs at the date of vesting was $3 million. As of June 30, 2026, the
Company had $28 million of unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted average period of 1.6 years.
RSUs can vest either on a cliff basis or ratably, depending on the service conditions. The fair value of the Company’s RSUs is calculated using the closing price of our common stock on the NYSE at the grant date. This value is then expensed uniformly over the vesting period.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
PSU Awards
The following table summarizes PSU equity award activity for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2025	1,306,690	$11.68
Granted	282,871	32.25
Vested	(286,992)	16.06
Forfeited	—	—
Balance as of March 31, 2026	1,302,569	$15.18
Granted	772	32.25
Vested	—	—
Forfeited	(3,580)	10.92
Balance as of June 30, 2026	1,299,761	$15.20
During the six months ended June 30, 2026, the total fair value of PSUs at the date of vesting was $2 million. As of June 30, 2026, the
Company had $11 million of unrecognized share-based compensation expense related to PSUs that will be recognized over a weighted average period of 1.6 years.
PSUs are subject to cliff vesting based on specific performance criteria over a three-year period. Depending on the achievement of these performance targets, the number of units that will vest can vary from 0% to 250% of the initial award.
The fair value of the Company’s PSUs is determined using a Monte Carlo simulation model as of the grant date. This calculated fair value is then expensed uniformly over the vesting period. For PSUs granted during the respective periods presented, the inputs to the
Monte Carlo model included the following:

	Six Months Ended
	June 30, 2026	June 30, 2025
Risk-free rate of interest	3.8%	3.8%
Volatility(a)	47%	42%
Correlation with comparator group range	0.002 - 0.47	0.14 - 0.33
(a)Volatility utilizes the historical volatility for the Company’s share price.
Share-Based Compensation Expense
The following table presents the share-based compensation expense for the respective periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
RSUs	$3,563	$1,663	$6,767	$2,717
PSUs	1,330	872	2,573	1,643
ESPP	13	17	40	17
Total share-based compensation expense	$4,906	$2,552	$9,380	$4,377
Note 9 - Asset Retirement Obligations
The Company records a liability for the present value of the estimated future retirement costs associated with its natural gas and oil properties. Additionally, the Company records a liability for the future retirement costs of its production facilities and pipelines when required by contract, statute, or legal obligation. For the six months ended June 30, 2026, no state contractual agreements or statutes related to production facilities and pipelines are expected to impose material obligations on the Company.
In estimating the present value of future retirement costs for its natural gas and oil properties, the Company considers several factors, including the number and state jurisdictions of wells, current retirement costs by state and well type, and the Company’s retirement plan, which is based on state requirements and the Company’s capacity to retire wells over their productive lives. The Company’s assumptions are grounded in the current economic environment and are believed to provide a reasonable basis for estimating the future liability. However, actual retirement costs will ultimately depend on future market prices at the time the retirement services are

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
performed. Additionally, the timing of retirement will vary based on when the fields cease to produce economically, which is influenced by future natural gas and oil prices and the retirement schedule. These factors are inherently uncertain.
The Company incorporates annual inflationary cost increases into its current cost expectations and then discounts the resulting cash flows using a credit-adjusted risk-free discount rate.
The components of the change in our asset retirement obligations are detailed below for the period presented:

Six Months Ended
(In thousands)	June 30, 2026
Balance at beginning of period	$888,698
Additions(a)	33,230
Accretion expense	26,729
Asset retirement costs	(12,875)
Disposals(b)	(25,868)
Revisions	(3,519)
Balance at end of period	$906,395
Less: Current asset retirement obligations	25,441
Noncurrent asset retirement obligations	$880,954
(a)Additions primarily relate to the Sheridan acquisition.
(b)Disposals primarily relate to the Barnett assets divestiture.
Note 10 - Borrowings
The Company’s borrowings consist of the following amounts (in thousands) as of the date presented:

Instrument	Interest Rate		June 30, 2026
Credit Facility	6.88%	(a)	195,300
ABS VIII Notes	7.28%		526,158
ABS IX Notes	6.89%		63,265
ABS X Notes	7.07%		457,830
ABS XI Notes	6.61%		359,944
ABS XII Notes	6.29%		838,746
Nordic Bonds	9.75%		500,000
Other miscellaneous borrowings(b)			37,486
Total borrowings			$2,978,729
Less: Current portion of long-term debt			(107,140)
Less: Deferred financing costs			(37,579)
Less: Original issue discounts			(10,553)
Total noncurrent borrowings, net			$2,823,457
(a)Represents a variable interest rate based on utilization.
(b)Includes $20 million in notes payable issued by a third party financial institution in November 2024, collateralized by two natural gas processing plants and various natural gas compressors and related support equipment in the Central Region, as of June 30,
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
As of June 30, 2026, the Company’s Credit Facility had a borrowing base of $900 million and a maturity of March 2029. The Credit
Facility has an interest rate of SOFR plus an additional spread ranging from 2.75% to 3.75% based on utilization. Interest payments on the Credit Facility are paid on a quarterly basis. Available borrowings under the Credit Facility were $669 million as of June 30, 2026, which excludes $35 million in letters of credit issued to certain vendors.
ABS IV Notes
In February 2022, the Company formed Diversified ABS IV LLC (“ABS IV”), a limited-purpose, bankruptcy-remote, wholly-owned subsidiary, to issue asset-backed securities with a total principal amount of $160 million at par (the “ABS IV Notes”). The ABS IV
Notes were secured by a portion of the upstream producing assets acquired through the Blackbeard acquisition. The ABS IV Notes had an annual interest rate of 4.95% and a legal final maturity date of February 2037. Both interest and principal payments on the ABS
IV Notes were made on a monthly basis.
In June 2026, the ABS IV Notes were repaid and retired from the Company’s outstanding debt in connection with the Company’s divestiture of its Barnett assets.
ABS VI Notes
In October 2022, the Company formed Diversified ABS VI LLC (“ABS VI”), a limited-purpose, bankruptcy-remote, wholly-owned subsidiary, to issue, jointly with Oaktree Capital Management, L.P. (“Oaktree”), asset-backed securities with a total principal amount of $460 million. The Company’s share amounted to $236 million before fees, reflecting its 51.25% ownership interest in the collateral assets (the “ABS VI Notes”). The ABS VI Notes were issued at a 2.63% discount and were primarily secured by the upstream assets jointly acquired with Oaktree in the Tapstone acquisition. The Company recorded its proportionate share of the ABS VI Notes in its
Condensed Consolidated Balance Sheets. In June 2024, as part of the Oaktree acquisition, the Company assumed Oaktree’s proportionate debt of $133 million associated with the ABS VI Notes.
The ABS VI Notes carried an annual interest rate of 7.50% and had a legal final maturity date of November 2039. Both interest and principal payments on the ABS VI Notes were made on a monthly basis.
In May 2026, the ABS VI Notes were repaid and retired from the Company’s outstanding debt in connection with the issuance of the
ABS XII Notes (as defined below).
ABS VIII Notes
In May 2024, the Company formed Diversified ABS VIII LLC (“ABS VIII”), a limited-purpose, bankruptcy-remote, wholly-owned subsidiary, to issue Class A-1 and Class A-2 asset-backed securities (the “Class A-1 ABS VIII Notes,” “Class A-2 ABS VIII Notes,”
and collectively the “ABS VIII Notes”). The Class A-1 Notes were issued with a total principal amount of $400 million, while the
Class A-2 ABS VIII Notes were issued with a total principal amount of $210 million. The proceeds from these issuances were used to repay the outstanding principal of the ABS III & ABS V notes, effectively retiring those notes from the Company’s outstanding debt.
Consequently, ABS III and ABS V were dissolved. The ABS VIII Notes are secured by the collateral that previously secured the ABS
III and ABS V notes, which includes certain upstream producing and midstream assets in the Appalachian Region owned by the
Company, and the remaining upstream assets in the Appalachian Region that were not securitized by previous ABS transactions.
The Class A-1 ABS VIII Notes carry an annual interest rate of 7.076%, while the Class A-2 ABS VIII Notes carry an annual interest rate of 7.670%. These notes have an anticipated repayment date of May 2029 and a legal final maturity date of May 2044. Both interest and principal payments on the ABS VIII Notes are made on a monthly basis.
ABS VIII is required to allocate 25% to 100% of any excess cash flow towards additional principal payments. Specifically, (a) (i) if the debt service coverage ratio (the “DSCR”) is below 1.45 to 1.00, then 100%, (ii) if the DSCR is between 1.45 to 1.00 and 1.50 to
1.00, then 50%, or (iii) if the DSCR is at least 1.50 to 1.00, then 25%; (b) if the production tracking rate is below 80%, then 100%, otherwise 25%; or (c) if the loan-to-value ratio (“LTV”) exceeds 75%, then 100%, otherwise 25%.
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
In September 2024, the Company issued Class A and Class B asset-backed securities (the “Class A ABS IX Notes,” “Class B ABS IX
Notes,” and collectively the “ABS IX Notes”) with a total principal amount of $77 million. The Class A ABS IX Notes were issued with a total principal amount of $71 million, while the Class B ABS IX Notes were issued with a total principal amount of $6 million.
The proceeds from these issuances were used to repay the outstanding principal of the ABS Facility Warehouse Notes, effectively

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
retiring it from the Company’s outstanding debt and resulting in a loss on the early retirement of debt amounting to $2 million. The
Class A ABS IX Notes carry an annual interest rate of 6.555% and have an anticipated repayment date of September 2029 and a legal final maturity date of September 2044. The Class B ABS IX Notes carry an annual interest rate of 11.235%. Both interest and principal payments on the ABS IX Notes are made on a monthly basis.
ABS IX is required to allocate 25% to 100% of any excess cash flow towards additional principal payments. Specifically, (a) (i) if the
DSCR at the applicable payment date is below 1.45 to 1.00, then 100%, (ii) if the DSCR is between 1.45 to 1.00 and 1.55 to 1.00, then
50%, or (iii) if the DSCR is at least 1.55 to 1.00, then 25%; (b) if the production tracking rate is below 80%, then 100%, otherwise
25%; (c) if the LTV exceeds 75%, then 100%, otherwise 25%; or (d) if past the anticipated repayment date, then 100%, otherwise
25%. In addition, while the Class A Notes remain outstanding, the Class B Notes receive a minimum allocation of 14% of the excess cash flow remaining after the payments ranking senior to them.
ABS X Notes
In February 2025, the Company formed Diversified ABS Phase X LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS X”), to issue Class A-1, Class A-2, and Class B asset-backed securities (the “Class A-1 ABS X Notes,” “Class A-2
ABS X Notes,” “Class B ABS X Notes,” and collectively the “ABS X Notes”) with a total principal amount of $530 million. The
Class A-1 ABS X Notes were issued with a total principal amount of $200 million. The Class A-2 ABS X Notes were issued with a total principal amount of $240 million. The Class B ABS X Notes were issued with a total principal amount of $90 million. The proceeds from these issuances were used to repay the outstanding principal of the ABS I Notes, ABS II Notes, and Term Loan I, effectively retiring those notes from the Company’s outstanding debt. The ABS X Notes are secured by certain upstream producing assets in the Appalachian Region owned by the Company, including those that previously collateralized the ABS I Notes, ABS II
Notes, and Term Loan I. Excess proceeds from the issuance of the Notes were used to fund the Summit acquisition and for general corporate purposes. Refer to Note 2 for additional information regarding acquisitions.
The Class A-1 ABS X Notes carry an annual interest rate of 5.945%. The Class A-2 ABS X Notes carry an annual interest rate of
6.751%. The Class B ABS X Notes carry an annual interest rate of 10.398%. These notes have an anticipated repayment date of
February 2030 and a legal final maturity date of February 2045. Both interest and principal payments on the ABS X Notes are made on a monthly basis.
ABS X is required to allocate 32.5% to 100% of any excess cash towards additional principal payments. Specifically, (a) (i) if the
DSCR as of the applicable payment date is below 1.45 to 1.00, then 100%, (ii) if the DSCR is between 1.45 to 1.00 and 1.55 to 1.00, then 50%, or (iii) if the DSCR is at least 1.55 to 1.00, then 32.5%; (b) if the production tracking rate is below 80%, then 100%, otherwise 32.5%; (c) if the LTV exceeds 80%, then 100%, and (ii) if the LTV exceeds 75% but is not more than 80%, then 50%, otherwise 32.5%; or (d) if the aggregate LTV exceeds 90%, then 100%. In addition, while the Class A Notes remain outstanding, the
Class B Notes receive a minimum allocation of 15% of the excess cash flow remaining after the payments ranking senior to them.
ABS Maverick Notes
In February 2025, the Company formed Maverick ABS Holdings LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS Maverick”), to hold the Class A-1, Class A-2, and Class B asset-backed securities (the “Class A-1 ABS Maverick
Notes,” “Class A-2 ABS Maverick Notes,” “Class B ABS Maverick Notes,” and collectively the “ABS Maverick Notes”) assumed as part of the Maverick acquisition. These Notes had a total principal amount of $640 million upon issuance. The Class A-1 ABS
Maverick Notes were issued with a total principal amount of $285 million. The Class A-2 ABS Maverick Notes were issued with a total principal amount of $260 million. The Class B ABS Maverick Notes were issued with a total principal amount of $95 million.
Upon acquisition, the ABS Maverick Notes carried a 1.6% market premium and were secured by certain upstream producing assets in the Western Anadarko Basin acquired in the Maverick acquisition. Refer to Note 2 for additional information regarding acquisitions.
The Class A-1 ABS Maverick Notes had an annual interest rate of 8.121%. The Class A-2 ABS Maverick Notes had an annual interest rate of 8.946%. The Class B ABS Maverick Notes had an annual interest rate of 12.436%. These notes had a legal final maturity date of December 2038. Both interest and principal payments on the ABS Maverick Notes were made on a monthly basis.
In May 2026, the ABS Maverick Notes were repaid and retired from the Company’s outstanding debt in connection with the issuance of the ABS XII Notes (as defined below).
ABS XI Notes
In November 2025, the Company formed DP Keeneland Mile LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary
(“ABS XI”), to issue Class A-1, Class A-2, and Class B asset-backed securities (the “Class A-1 ABS XI Notes,” “Class A-2 ABS XI
Notes,” “Class B ABS XI Notes,” and collectively the “ABS XI Notes”) with a total principal amount of $400 million. The Class A-1
ABS XI Notes were issued with a total principal amount of $247 million. The Class A-2 ABS XI Notes were issued with a total principal amount of $91 million. The Class B ABS XI Notes were issued with a total principal amount of $62 million. The proceeds from this issuance were used to fund, in part, the Canvas acquisition and are secured by certain upstream producing assets acquired.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
The Class A-1 ABS XI Notes carry an annual interest rate of 5.757%. The Class A-2 ABS XI Notes carry an annual interest rate of
6.547%. The Class B ABS XI Notes carry an annual interest rate of 10.129%. These notes have an anticipated repayment date of
November 2030 and a legal final maturity date of November 2045. Both interest and principal payments on the ABS XI Notes are made on a monthly basis.
ABS XI is required to allocate 33% to 100% of any excess cash flow towards additional principal payments. Specifically, (a) (i) if the
DSCR is below 1.15 to 1.00, then 100%, (ii) if the DSCR is between 1.15 to 1.00 and 1.45 to 1.00, then 50%, or (iii) if the DSCR is at least 1.45 to 1.00, then 33%; (b) if the production tracking rate is below 80%, then 100%, otherwise 33%; or (c) if the LTV exceeds
75%, then 100%, otherwise 33%. In addition, while the Class A Notes remain outstanding, the Class B Notes receive a minimum allocation of 17.5% of the excess cash flow remaining after the payments ranking senior to them.
ABS XII Notes
In May 2026, the Company formed DP Red River LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS
XII”), to issue Class A-1 and Class A-2 asset-backed securities (the “Class A-1 ABS XII Notes,” “Class A-2 ABS XII Notes,” and
collectively the “ABS XII Notes”) with a total principal amount of $850 million. The Class A-1 ABS XII Notes were issued with a total principal amount of $590 million. The Class A-2 ABS XII Notes were issued with a total principal amount of $260 million. The proceeds from this issuance were used to repay the outstanding principal of the ABS Maverick Notes and ABS VI Notes, pay any
related premiums, fees, and expenses and for general corporate purposes. The ABS XII Notes are secured by specific upstream producing assets in the Western Anadarko Basin that previously collateralized the ABS Maverick Notes and ABS VI Notes.
The Class A-1 ABS XII Notes carry an annual interest rate of 6.016%. The Class A-2 ABS XII Notes carry an annual interest rate of
6.910%. These notes have an anticipated repayment date of May 2031 and a legal final maturity date of May 2046. Both interest and principal payments on the ABS XII Notes are made on a monthly basis.
ABS XII is required to allocate 45% to 100% of any excess cash flow towards additional principal payments. Absent a performance trigger, the required allocation is 45% for the first 24 months following closing, 55% for months 25 through 36, and 60% thereafter, in each case increased by 10 percentage points if the DSCR is below 1.75 to 1.00. The allocation increases to 100% if (a) the DSCR is below 1.45 to 1.00, (b) the production tracking rate is below 85%, (c) the LTV is at or above 85% during the first 36 months following closing, 80% during months 37 through 48, or 75% thereafter, or (d) a rapid amortization event has occurred and is continuing.
Nordic Bonds
In April 2025, the Company issued the Nordic Bonds, consisting of $300 million of new senior secured notes in the Nordic bond market at a 2% discount, resulting in net proceeds of $294 million (the “Nordic Bonds”). The proceeds were used to repay existing indebtedness and for general corporate purposes. The Nordic Bonds mature in April 2029 and bear interest at a fixed rate of 9.75% per annum, payable semi-annually in arrears. The Bonds are secured by (i) all of the Company’s U.S. bank accounts, (ii) the equity interests in Diversified Gas and Oil Company (“DGOC”) as well as DGOC’s equity interests in its direct operating subsidiaries and
(iii) interests in certain intercompany loans.
The Nordic Bonds were listed for trading on the Oslo Stock Exchange in October 2025.
In February 2026, the Company completed a $200 million tap-on offering, increasing the aggregate principal amount of the outstanding Nordic Bonds to $500 million. The additional Bonds were issued at a 3.5% discount, resulting in net proceeds of $193 million before transaction costs and other fees. The proceeds were used for general corporate purposes. The additional Nordic Bonds were listed for trading on the Oslo Stock Exchange in July 2026.
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
In May 2026, the Company used proceeds from the ABS XII Notes to repay the outstanding principal of the ABS Maverick Notes and
ABS VI Notes, thereby retiring the ABS Maverick Notes and ABS VI Notes from the Company’s outstanding debt resulting in a loss on the early retirement of debt of $21 million. Concurrently, Maverick ABS Holdings LLC and Diversified ABS VI LLC were dissolved. The ABS XII Notes are secured by the collateral previously securing the ABS Maverick Notes and ABS VI Notes.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
In June 2026, the Company used proceeds from the Barnett assets divestiture to repay the outstanding principal of the ABS IV Notes, thereby retiring the ABS IV Notes from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of
$2 million. Concurrently, Diversified ABS IV LLC was dissolved.
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
As of June 30, 2026, the Company was in compliance with all covenants for its Credit Facility.
ABS VIII, IX, X, XI, and XII Notes (Collectively, the “ABS Notes”) and the Nordic Bonds
The ABS Notes and Nordic Bonds are governed by a series of covenants and restrictions typical for such transactions, including (i) the requirement for the issuer to maintain specified reserve accounts to ensure the payment of interest on the ABS Notes and Nordic
Bonds, (ii) provisions for optional and mandatory prepayments, specified make-whole payments under certain conditions, (iii)
covenants related to recordkeeping, access to information and similar matters, and (iv) compliance with all applicable laws and regulations.
The ABS Notes have an anticipated repayment date, which occur between May 2029 and May 2031, that precedes their legal final maturity date. The Company currently expects to repay or refinance each such series on or prior to its anticipated repayment date.
If a series of ABS Notes is not repaid or refinanced by its anticipated repayment date, an accelerated amortization event occurs under the applicable indenture. In that event, substantially all cash flow generated by the assets securing that series, after payment of senior fees, hedge amounts, interest and scheduled principal, is applied to repay principal of that series and is not available for distribution to the Company, and an additional amount accrues on the outstanding notes of that series at a rate of 2% per annum above the applicable stated interest rate. The failure to repay a series of ABS Notes on its anticipated repayment date is not an event of default under the applicable indenture, and does not accelerate, or constitute a default under, any other series of ABS Notes, the Credit Facility or the
Nordic Bonds.
The ABS Notes and Nordic Bonds are also subject to customary accelerated amortization events as outlined in the agreements governing such indebtedness. These events may include failure to maintain specified debt service coverage or loan to value ratios, failure to meet certain production metrics, certain change of control and management services agreement termination events, and non-
compliance with hedging requirements, as applicable.
The ABS Notes and Nordic Bonds are subject to customary events of default, which may include, as applicable, non-payment of required interest, principal, or other amounts due, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and failure of the indebtedness to be redeemed upon a change in control event.
Additionally, the Nordic Bonds contain the following financial covenants (i) the leverage ratio shall not exceed 3.5x, (ii) the asset coverage ratio shall not be less than 1.20 to 1.00, (iii) book equity shall not be less than $500 million, and (iv) liquidity shall not be less than 25% of the outstanding bonds.
As of June 30, 2026, the Company was in compliance with all covenants related to the ABS Notes and Nordic Bonds.
Future Maturities
The table below represents the Company’s future maturities of its total borrowings as of June 30, 2026, excluding deferred financing costs, premiums, and discounts, and does not reflect the effect of the anticipated repayment dates of the ABS Notes, which occur between May 2029 and May 2031:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total debt
Debt maturity	$66,171	$97,462	$91,520	$784,535	$163,172	$1,775,869	$2,978,729

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Interest Expense
The table details the Company’s interest expense for each of the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest incurred
Borrowings	$62,437	$57,413	$125,944	$100,107
Other	289	381	1,030	625
Total interest incurred	62,726	57,794	126,974	100,732
Less: Capitalized interest	(1,415)	(1,664)	(2,251)	(1,890)
Interest expense	$61,311	$56,130	$124,723	$98,842
Fair Value
The table below represents the fair value of the Company’s debt structures for the date presented:

As of
(in thousands)	June 30, 2026
Credit Facility(a)	$195,300
ABS notes(b)	2,263,951
Nordic Bonds(b)	507,921
Other miscellaneous borrowings(a)	37,486
Total fair value of outstanding debt	$3,004,658
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
There were no transfers between fair value levels for the three months ended June 30, 2026.
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
Changes in key inputs, such as volatility, may result in changes to the fair value measurement of the Company’s derivatives.
Assets and liabilities measured at fair value on a recurring basis for the date presented:

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets
Derivatives	—	121,498	—
Liabilities
Derivatives	—	(516,391)	—
Total net assets (liabilities)	$—	$(394,893)	$—
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
Note 12 - Commitments & Contingencies
Delivery Commitments
We have contractually agreed to deliver firm quantities of natural gas to various customers, which we expect to fulfill with production from existing reserves. To ensure we meet these commitments, we regularly monitor our proved developed reserves.
The following table summarizes our total undiscounted commitments, compiled using best estimates based on our sales strategy, as of
June 30, 2026.

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Natural gas (MMcf)	173,739	111,254	68,212	54,584	54,584	1,013,206	1,475,579
Litigation and Regulatory Proceedings
The Company is involved in various pending legal issues that have arisen in the ordinary course of business. The Company accrues for litigation, claims, and proceedings when a liability is both probable and the amount can be reasonably estimated. As of June 30, 2026,
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
Environmental Matters
The Company’s operations are subject to environmental laws and regulations in all the jurisdictions where it operates, and the
Company was in material compliance as of June 30, 2026. However, the Company is unable to predict the impact of additional environmental laws and regulations that may be adopted in the future, including whether they would adversely affect its operations.
The Company can offer no assurance regarding the significance or cost of compliance associated with any new environmental legislation or regulation once implemented.
Note 13 - Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information as follows:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Supplemental cash flow information:
Cash paid for interest	$118,072	$88,202
Cash paid for income taxes	7,808	1,334
Cash paid for amounts included in the measurement of operating lease liabilities	4,692	2,115
Cash paid for amounts included in the measurement of finance lease liabilities	12,276	8,175
Supplemental disclosure of non-cash transactions:
Issuance of common stock for acquisitions	$—	$253,271
Additions to asset retirement obligations	33,230	127,430
Right-of-use assets obtained in exchange for operating lease liabilities	32,368	27,031
Right-of-use assets obtained in exchange for finance lease liabilities	11,953	21,578
Cash paid for amounts included in the measurement of operating lease liabilities represents total lease payments made during the period. For finance leases, cash paid for amounts included in the measurement of lease liabilities represents the principal portion of lease payments. Interest paid on finance leases is included in cash paid for interest.
Note 14 - Subsequent Events
Acquisitions
On July 2, 2026, the Company completed the previously announced acquisition of the equity interests of certain affiliates of Camino
Natural Resources, LLC (“Camino”) that owned certain producing properties and undeveloped acreage for a gross purchase price of approximately $1.2 billion before customary purchase price adjustments.
Simultaneously with the closing of the acquisition, the producing properties were contributed to an indirect subsidiary of a newly formed special purpose vehicle (“SPV”), and the Company entered into an agreement with funds and accounts managed by Carlyle
Global Credit Investment Management, LLC (“Carlyle”) pursuant to which the Company and Carlyle hold 40% and 60% of the equity interests in the SPV, respectively. Carlyle contributed $82 million and the Company contributed $55 million in exchange for their respective equity interests in the SPV. The Company retained 100% ownership in the undeveloped acreage.
The acquisition of the producing properties was funded by $895 million of ABS notes issued by the SPV and collateralized by the producing properties, together with the equity contributions of the Company and Carlyle described above. The Company’s acquisition of the undeveloped acreage, for approximately $170 million, was funded by cash on hand and borrowings under the Company’s Credit
Facility.
Dividends
In August 2026, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.29 per share. The dividend is payable on December 31, 2026 to stockholders of record as of the close of business on December 2, 2026.

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
In this discussion and analysis of financial condition and results of operations, we address topics such as acquisitions, tax matters, derivatives, stockholders’ equity, asset retirement obligations, and borrowings. For more detailed information on these areas, refer to
Notes 2, 3, 6, 7, 9, and 10 within the Notes to the Condensed Consolidated Financial Statements. These notes provide comprehensive disclosures and explanations that support the analysis presented in this section.
Recent Developments
•In July 2026, we completed the acquisition of the equity interests of certain affiliates of Camino Natural Resources, LLC
(“Camino”) that owned certain producing properties and undeveloped acreage for a gross purchase price of approximately $1.2 billion before customary purchase price adjustments. Refer to Note 14 for additional information regarding the Camino acquisition.
•In June 2026, we divested certain non-core Barnett assets for net proceeds of $116 million after customary purchase price adjustments. The proceeds received exceeded the carrying amount of the net assets divested resulting in a gain on natural gas and oil properties and equipment of $19 million.
•In May 2026, we formed DP Red River LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS XII”), to issue asset-backed securities with a total principal amount of $850 million (the “ABS XII Notes”).
•In April 2026, we acquired certain oil and natural gas wells, leasehold interests and related assets from Sheridan Holding
Company III, LLC (“Sheridan”). We paid net consideration of $236 million, inclusive of customary purchase price adjustments.
•In April 2026, we completed the semi-annual borrowing base redetermination of the Credit Facility. The borrowing base under the facility was increased from $825 million to $900 million as a result of the increase in collateral from certain assets acquired in the Sheridan acquisition.
•For the six months ended June 30, 2026, we repurchased 5,978,251 shares, representing approximately 8% of the shares outstanding as of June 30, 2026.
Market Conditions
Our business continued to be influenced by a range of external factors in 2026, including commodity price volatility, geopolitical developments, and evolving supply and demand dynamics. We are a U.S. domestic energy producer focused primarily on the production of natural gas. During the second quarter, Henry Hub natural gas prices remained volatile but averaged approximately
$2.90 per MMBtu, compared with an average of approximately $5.04 per MMBtu in the first quarter, reflecting lower prices as winter-
driven demand eased, partially offset by strong LNG export demand and the onset of summer cooling demand.
Geopolitical tensions, including the conflict involving Iran, the Russia-Ukraine war, and continued instability in the Middle East and
Venezuela, contributed to volatility in global energy markets and underscored the strategic importance of U.S. energy production. In particular, uncertainty surrounding transit through the Strait of Hormuz contributed to market instability during the quarter.
Domestically, policy shifts continued to support U.S. energy development and LNG export growth, although tariffs on certain imported steel, aluminum and derivative products introduced additional uncertainty around the cost of some equipment and materials.
Our vertically integrated model helps insulate us from certain direct impacts, and our hedging program continues to play an important role in mitigating commodity price risk and supporting cash flow durability.
We also continued to monitor inflationary pressures, labor availability and supply chain conditions affecting the broader industry.
Despite ongoing market volatility and policy uncertainty, we remain focused on optimizing our asset base, managing costs and enhancing operational efficiency. Our integrated model and strategic positioning continue to support our ability to navigate market fluctuations and capitalize on long-term opportunities in the oil and natural gas sector.

Table of Contents	MD&A	Diversified Energy
Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended
June 30, 2025
Production Volumes

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Net production
Natural gas (MMcf)	80,715	76,638	4,077	5%
NGLs (MBbls)	2,862	2,318	544	23%
Oil (MBbls)	2,685	2,338	347	15%
Total production (MMcfe)(a)	113,997	104,574	9,423	9%
Average daily production (MMcfepd)	1,253	1,149	104	9%
% Natural gas (Mcfe basis)	71%	73%
(a)The basis for converting oil and NGL volumes (MBbls) to natural gas equivalent volumes (MMcfe) is determined by using the ratio of one Bbl of oil or NGLs to six Mcf of natural gas.
The increase in production volumes for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily related to the Canvas and Sheridan acquisitions in the fourth quarter of 2025 and second quarter of 2026, respectively, as well as our continued non-operated development investment. These increases were partially offset by normal production declines.
Commodity Pricing
Commodity prices fluctuate due to a range of factors outside of our control or ability to predict. These include, but are not limited to, increased natural gas, NGLs and oil production levels that exceed market demand, adverse or unseasonable weather conditions, geopolitical developments, macroeconomic events, and intensifying competition from other energy sources. Collectively, these dynamics impact supply and demand, which ultimately determine the realized sales prices for our production. In addition to these market-driven factors, our realized prices are affected by our derivative activities, commodity trades executed by non-physical trading entities, and geographic variances in market pricing, including basis differentials. In response to these ongoing and evolving conditions, we continuously monitor the commodity price environment. This disciplined approach is designed to preserve adequate liquidity, uphold our financial flexibility, and protect long-term shareholder value across a range of pricing scenarios.
The following table summarizes our average realized sales prices and benchmark prices for the periods presented:

	Three Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Average realized sales prices (before derivative settlements)
Natural gas (Mcf)	$2.03	$2.52	$(0.49)	(19%)
NGLs (Bbls)	29.98	22.71	7.27	32%
Oil (Bbls)	94.67	63.81	30.86	48%
Total (Mcfe)	$4.42	$3.78	$0.64	17%
Average realized sales prices (after derivative settlements)
Natural gas (Mcf)	$2.52	$2.65	$(0.13)	(5%)
NGLs (Bbls)	21.67	22.15	(0.48)	(2%)
Oil (Bbls)	65.96	66.34	(0.38)	(1%)
Total (Mcfe)	$3.88	$3.91	$(0.03)	(1%)
Average benchmark prices
Henry Hub (Mcf)	$2.90	$3.44	$(0.54)	(16%)
Mont Belvieu (Bbls)	33.00	35.87	(2.87)	(8%)
WTI (Bbls)	92.79	63.74	29.05	46%

Table of Contents	MD&A	Diversified Energy
Commodity Revenue
The following table reconciles the change in commodity revenue (excluding the impact of hedges settled in cash) by reflecting the effect of changes in volume and in the underlying prices:

(In thousands)	Natural Gas	NGLs	Oil	Total
Commodity revenue for the three months ended June 30, 2025	$192,931	$52,651	$149,186	$394,768
Volume increase (decrease)	10,274	12,354	22,142	44,770
Price increase (decrease)	(39,509)	20,808	82,863	64,162
Net increase (decrease)	(29,235)	33,162	105,005	108,932
Commodity revenue for the three months ended June 30, 2026	$163,696	$85,813	$254,191	$503,700
Commodity revenue for the three months ended June 30, 2026 increased 28% compared to the three months ended June 30, 2025. The increase was primarily related to the 17% increase in average realized sales prices, excluding the impact of derivatives settled in cash, and the 9% increase in sold volumes primarily due to the acquisitions and non-operated development as discussed above.
Commodity Derivatives
To manage our cash flows in a volatile commodity price environment, we utilize commodity derivative contracts that enable us to secure fixed per-unit sales prices for a portion of our production. As of June 30, 2026, approximately 86% of our production was fixed through commodity derivative contracts over the next twelve months. The tables below set forth the impact of commodity derivatives settlements on commodity revenue:

	Three Months Ended June 30, 2026
(In thousands, except per unit)	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
Excluding hedge impact	$163,696	$2.03	$85,813	$29.98	$254,191	$94.67	$503,700	$4.42
Gain (loss) on commodity derivatives settlements	39,464	0.49	(23,780)	(8.31)	(77,080)	(28.71)	(61,396)	(0.54)
Including hedge impact	$203,160	$2.52	$62,033	$21.67	$177,111	$65.96	$442,304	$3.88

	Three Months Ended June 30, 2025
(In thousands, except per unit)	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
Excluding hedge impact	$192,931	$2.52	$52,651	$22.71	$149,186	$63.81	$394,768	$3.78
Gain (loss) on commodity derivatives settlements	10,011	0.13	(1,307)	(0.56)	5,913	2.53	14,617	0.13
Including hedge impact	$202,942	$2.65	$51,344	$22.15	$155,099	$66.34	$409,385	$3.91
Gain (Loss) on Derivatives
The table below sets forth the impact of settlements and fair value adjustments on derivatives for the periods presented:

	Three Months Ended
(In thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Net gain (loss) on commodity derivatives settlements	$(61,396)	$14,617	$(76,013)	(520%)
Net gain (loss) on interest rate swaps	17	35	(18)	(51%)
Total gain (loss) on settled derivatives(a)	$(61,379)	$14,652	$(76,031)	(519%)
Gain (loss) on fair value adjustments of unsettled derivatives(b)	352,413	154,419	197,994	128%
Total gain (loss) on derivatives	$291,034	$169,071	$121,963	72%
(a)Represents the cash settlement of derivatives that were settled during the period.
(b)Represents the change in fair value of derivatives, net of the carrying value of derivatives that were settled during the period.
The change in this metric was driven by an increase in the fair value of unsettled derivatives due to lower forward commodity prices primarily for natural gas. This increase was partially offset by a decrease in the value of settled derivatives due to increased oil commodity prices during the period.

Table of Contents	MD&A	Diversified Energy
Operating Expenses

	Three Months Ended June 30,				Total Change		Per Mcfe Change
(In thousands, except per unit data)	2026	Per Mcfe	2025	Per Mcfe	$	%	$	%
Lease operating expenses	$141,242	$1.24	$131,184	$1.25	$10,058	8%	$(0.01)	(1)%
Production taxes	29,660	0.26	23,317	0.22	6,343	27%	0.04	18%
Midstream operating expenses	20,439	0.18	19,361	0.19	1,078	6%	(0.01)	(5)%
Transportation expenses	24,383	0.21	23,769	0.23	614	3%	(0.02)	(9)%
Accretion of asset retirement obligation	13,481	0.12	10,624	0.10	2,857	27%	0.02	20%
General and administrative expense	43,536	0.38	56,661	0.54	(13,125)	(23)%	(0.16)	(30)%
Depreciation, depletion and amortization	103,440	0.91	92,668	0.89	10,772	12%	0.02	2%
(Gain) loss on oil and gas property and equipment	(36,070)	(0.32)	(62,269)	(0.60)	$26,199	(42)%	0.28	(47)%
Total operating expenses	$340,111	$2.98	$295,315	$2.82	$44,796	15%	$0.16	6%
Lease Operating Expense (“LOE”): LOE includes costs incurred to maintain producing properties. Such costs include direct and contract labor, repairs and maintenance, water hauling, compression, automobile, insurance, and materials and supplies expenses.
The increase in LOE was primarily driven by the acquisition of Canvas in the fourth quarter of 2025. While the total expense increased, LOE per Mcfe remained consistent.
Production Taxes: Production taxes include severance and property taxes. Severance taxes are generally paid on produced natural gas, NGLs and oil production at fixed rates established by federal, state, or local taxing authorities. Property taxes are generally based on the taxing jurisdictions’ valuation of our natural gas and oil properties and midstream assets.
The increase in production taxes and production taxes per Mcfe was primarily related to an increase in severance taxes as a result of an increase in revenue due to higher commodity prices for oil and NGLs.
Midstream Operating Expense: Midstream operating expenses are costs incurred to operate our owned midstream assets inclusive of employee and benefit expenses.
The decrease in midstream operating expense per Mcfe was primarily related to maintaining a consistent level of midstream assets while continuing to increase overall production for the second quarter of 2026, following the acquisition of Canvas in the fourth quarter of 2025 and Sheridan in the second quarter of 2026. By keeping midstream operations relatively unchanged and expanding production volumes, the per unit cost of midstream operations declined.
Transportation Expense: Transportation expenses are costs incurred from third-party systems to gather, process and transport our natural gas, NGLs and oil.
The increase in transportation expense was driven by the Canvas acquisition in the fourth quarter of 2025. The decrease in transportation expense per Mcfe was primarily related to additional liquids production, as transportation costs are primarily associated with the movement of natural gas volumes.
Accretion of Asset Retirement Obligation (“Accretion”): Accretion represents the change in the carrying amount of the asset retirement obligation over time. This expense reflects the gradual recognition of the future costs associated with retiring natural gas and oil wells.
The increase in accretion was primarily related to the Canvas and Sheridan acquisitions in the fourth quarter of 2025 and second quarter of 2026, respectively.
General & Administrative Expense (“G&A”): G&A includes overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our operations, franchise taxes, audit and other professional fees, legal compliance, equity compensation, and non-recurring costs primarily related to acquisitions.
The decrease in G&A and G&A per Mcfe was the result of significant transaction-related costs from the closing of the Maverick acquisition in the first quarter of 2025, reflecting the full impact of the administrative synergies realized from this acquisition in 2026.
Depreciation, Depletion & Amortization Expense (“DD&A”): DD&A expenses are non-cash charges that allocate the cost of assets and natural resources over their useful lives, reflecting their wear and tear, usage, or consumption.
The increase in DD&A was primarily related to a 9% increase in production over the period. The increase in production was due to the
Canvas and Sheridan acquisitions in the fourth quarter of 2025 and second quarter of 2026, respectively, as well as continued non-
operated development.

Table of Contents	MD&A	Diversified Energy
Gain (Loss) on Natural Gas and Oil Properties and Equipment: Gains and (losses) on natural gas and oil properties and equipment represent the difference between cash proceeds and recorded basis of sales of natural gas and oil properties and equipment.
The decrease in this metric was primarily related to decreased acreage sale activity, partially offset by the gain on sale recognized from the sale of the Barnett assets. For the three months ended June 30, 2026, we recognized a gain of $24 million from acreage sales compared to $62 million for three months ended June 30, 2025. The sale of the Barnett assets resulted in a gain of $19 million for the three months ended June 30, 2026. Additionally, the disposal of various property, plant and equipment in the normal course of business resulted in a loss on natural gas and oil properties and equipment of $7 million for the three months ended June 30, 2026.
Other Income (Expense)

	Three Months Ended
(In thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Interest expense	$(61,311)	$(56,130)	$(5,181)	9%
Loss on debt extinguishment	(23,882)	—	(23,882)	100%
Other income (expense)	698	835	(137)	(16%)
Total other income (expense)	$(84,495)	$(55,295)	$(29,200)	53%
Interest Expense

	Three Months Ended
(In thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Interest incurred
Borrowings	$62,437	$57,413	$5,024	9%
Other	289	381	(92)	(24)%
Total interest incurred	62,726	57,794	4,932	9%
Less: Capitalized interest	(1,415)	(1,664)	249	(15)%
Interest expense	$61,311	$56,130	$5,181	9%
The increase in interest expense was primarily related to the issuance of the ABS XI Notes in November 2025 and the issuance of the
ABS XII Notes in May 2026. This increase was partially offset by lower outstanding balances on our existing ABS structures and
Credit Facility.
As of June 30, 2026 and December 31, 2025, total borrowings were approximately $3 billion. For the three months ended June 30,
2026, the weighted average interest rate on borrowings was 7.47% compared to 8.04% for the three months ended June 30, 2025. As of June 30, 2026, 76% of our borrowings resided in non-recourse, fixed-rate, hedge-protected, amortizing structures compared to 71%
as of June 30, 2025.

Table of Contents	MD&A	Diversified Energy
Loss on Debt Extinguishment
In May 2026, the proceeds from the ABS XII Notes were used to repay the outstanding principal of the ABS Maverick Notes and
ABS VI Notes, thereby retiring the ABS Maverick Notes and ABS VI Notes from the Company’s outstanding debt resulting in a loss on the early retirement of debt of $21 million. Additionally, in June 2026, proceeds from the Barnett assets divestiture were used to repay the outstanding principal of the ABS IV Notes, thereby retiring the ABS IV Notes from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of $2 million.
Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June
30, 2025
Production Volumes

	Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Net production
Natural gas (MMcf)	157,553	140,106	17,447	12%
NGLs (MBbls)	5,416	3,911	1,505	38%
Oil (MBbls)	5,293	3,121	2,172	70%
Total production (MMcfe)(a)	221,807	182,298	39,509	22%
Average daily production (MMcfepd)	1,225	1,007	218	22%
% Natural gas (Mcfe basis)	71%	77%
(a)The basis for converting oil and NGL volumes (MBbls) to natural gas equivalent volumes (MMcfe) is determined by using the ratio of one Bbl of oil or NGLs to six Mcf of natural gas.
The increase in production volumes for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily related to the Maverick acquisition in the first quarter of 2025, the Canvas acquisition in the fourth quarter of 2025, and the
Sheridan acquisitions in the second quarter of 2026, as well as our continued non-operated development investment, partially offset by normal production declines.
Commodity Pricing
The following table summarizes our average realized sales prices and benchmark prices for the periods presented:

	Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Average realized sales prices (before derivative settlements)
Natural gas (Mcf)	$3.04	$3.01	$0.03	1%
NGLs (Bbls)	27.21	25.76	1.45	6%
Oil (Bbls)	82.24	64.72	17.52	27%
Total (Mcfe)	$4.78	$3.97	$0.81	20%
Average realized sales prices (after derivative settlements)
Natural gas (Mcf)	$2.48	$2.78	$(0.30)	(11%)
NGLs (Bbls)	21.85	23.09	(1.24)	(5%)
Oil (Bbls)	64.20	66.08	(1.88)	(3%)
Total (Mcfe)	$3.83	$3.77	$0.06	2%
Average benchmark prices
Henry Hub (Mcf)	$3.97	$3.55	$0.42	12%
Mont Belvieu (Bbls)	32.35	38.82	(6.47)	(17%)
WTI (Bbls)	82.36	67.58	14.78	22%

Table of Contents	MD&A	Diversified Energy
Commodity Revenue
The following table reconciles the change in commodity revenue (excluding the impact of derivatives settled in cash) by reflecting the effect of changes in volume and in the underlying prices:

(In thousands)	Natural Gas	NGLs	Oil	Total
Commodity revenue for the six months ended June 30, 2025	$421,441	$100,745	$202,001	$724,187
Volume increase (decrease)	52,515	38,769	140,572	231,856
Price increase (decrease)	4,712	7,864	92,717	105,293
Net increase (decrease)	57,227	46,633	233,289	337,149
Commodity revenue for the six months ended June 30, 2026	$478,668	$147,378	$435,290	$1,061,336
The increase in commodity revenue was primarily related to the 20% increase in average realized sales prices, excluding the impact of derivatives settled in cash, and the 22% increase in sold volumes.
Commodity Derivatives
To manage our cash flows in a volatile commodity price environment, we utilize commodity derivative contracts that enable us to secure fixed per-unit sales prices for a portion of our production. As of June 30, 2026, approximately 86% of our production was fixed through commodity derivative contracts over the next twelve months. The tables below set forth the impact of commodity derivatives settlements on commodity revenue:

	Six Months Ended June 30, 2026
(In thousands, except per unit)	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
Excluding hedge impact	$478,668	$3.04	$147,378	$27.21	$435,290	$82.24	$1,061,336	$4.78
Gain (loss) on commodity derivatives settlements	(87,369)	(0.56)	(29,033)	(5.36)	(95,493)	(18.04)	(211,895)	(0.95)
Including hedge impact	$391,299	$2.48	$118,345	$21.85	$339,797	$64.20	$849,441	$3.83

	Six Months Ended June 30, 2025
(In thousands, except per unit)	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
Excluding hedge impact	$421,441	$3.01	$100,745	$25.76	$202,001	$64.72	$724,187	$3.97
Gain (loss) on commodity derivatives settlements	(31,437)	(0.23)	(10,440)	(2.67)	4,223	1.36	(37,654)	(0.20)
Including hedge impact	$390,004	$2.78	$90,305	$23.09	$206,224	$66.08	$686,533	$3.77
Gain (Loss) on Derivatives
The table below sets forth the impact of settlements and fair value adjustments on derivatives for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Net gain (loss) on commodity derivatives settlements	$(211,895)	$(37,654)	$(174,241)	463%
Net gain (loss) on interest rate swaps	37	70	(33)	(47%)
Total gain (loss) on settled derivatives(a)	$(211,858)	$(37,584)	$(174,274)	464%
Gain (loss) on fair value adjustments of unsettled derivatives(b)	(45,491)	(77,629)	32,138	(41%)
Total gain (loss) on derivatives	$(257,349)	$(115,213)	$(142,136)	123%
(a)Represents the cash settlement of derivatives that were settled during the period.
(b)Represents the change in fair value of derivatives, net of the carrying value of derivatives that were settled during the period.
The change in this metric was primarily driven by a decrease in the value of settled derivatives due to increased natural gas and oil commodity prices during the period. This decrease was partially offset by an increase in the value of unsettled derivatives during the period based on forward commodity pricing movement.

Table of Contents	MD&A	Diversified Energy
Operating Expenses

	Six Months Ended June 30,				Total Change		Per Mcfe Change
(In thousands, except per unit data)	2026	Per Mcfe	2025	Per Mcfe	$	%	$	%
Lease operating expenses	$274,210	$1.24	$204,623	$1.12	$69,587	34%	$0.12	11%
Production taxes	60,151	0.27	39,750	0.22	20,401	51%	0.05	23%
Midstream operating expenses	40,675	0.18	37,997	0.21	2,678	7%	(0.03)	(14)%
Transportation expenses	52,951	0.24	50,488	0.28	2,463	5%	(0.04)	(14)%
Accretion of asset retirement obligation	26,729	0.12	18,982	0.10	7,747	41%	0.02	20%
General and administrative expense	85,244	0.38	90,747	0.50	(5,503)	(6)%	(0.12)	(24)%
Depreciation, depletion and amortization	212,005	0.96	167,314	0.92	44,691	27%	0.04	4%
(Gain) loss on oil and gas property and equipment	(134,147)	(0.60)	(63,958)	(0.35)	$(70,189)	110%	(0.25)	71%
Total operating expenses	$617,818	$2.79	$545,943	$3.00	$71,875	13%	$(0.21)	(7)%
Lease Operating Expense (“LOE”): LOE includes costs incurred to maintain producing properties. Such costs include direct and contract labor, repairs and maintenance, water hauling, compression, automobile, insurance, and materials and supplies expenses.
The increase in LOE was primarily driven by the acquisitions of Maverick in the first quarter of 2025, Canvas in the fourth quarter of
2025, and Sheridan in the second quarter of 2026. Specifically, the increase in LOE per Mcfe was primarily related to a greater exposure to liquids production. Areas with higher liquids output tend to incur elevated operating costs, although they also benefit from higher realized prices.
Production Taxes: Production taxes include severance and property taxes. Severance taxes are generally paid on produced natural gas, NGLs and oil production at fixed rates established by federal, state, or local taxing authorities. Property taxes are generally based on the taxing jurisdictions’ valuation of our natural gas and oil properties and midstream assets.
The increase in production taxes and production taxes per Mcfe was primarily related to an increase in severance and property taxes as a result of an increase in revenue due to higher commodity prices and the additional value of added liquids revenue due to the acquisitions discussed above, as well as additional property taxes on assets acquired.
Midstream Operating Expense: Midstream operating expenses are costs incurred to operate our owned midstream assets inclusive of employee and benefit expenses.
The decrease in midstream operating expense per Mcfe was primarily related to maintaining a consistent level of midstream assets while increasing overall production for the first six months of 2026, following the acquisitions of Maverick in the first quarter of 2025,
Canvas in the fourth quarter of 2025, and Sheridan in the second quarter of 2026. By keeping midstream operations relatively unchanged and expanding production volumes, the per unit cost of midstream operations declined.
Transportation Expense: Transportation expenses are costs incurred from third-party systems to gather, process and transport our natural gas, NGLs and oil.
The increase in transportation expense was driven by the Maverick and Canvas acquisitions in the first and fourth quarters of 2025, respectively. The decrease in transportation expense per Mcfe was primarily related to additional liquids production, as transportation costs are primarily associated with the movement of natural gas volumes. The Maverick and Canvas acquisitions led to an increase in the proportion of liquids in our overall production mix.
Accretion of Asset Retirement Obligation (“Accretion”): Accretion represents the change in the carrying amount of the asset retirement obligation over time. This expense reflects the gradual recognition of the future costs associated with retiring natural gas and oil wells.
The increase in accretion was primarily related to the acquisitions of Maverick in the first quarter of 2025, Canvas in the fourth quarter of 2025, and Sheridan in the second quarter of 2026.
General & Administrative Expense (“G&A”): G&A includes overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our operations, franchise taxes, audit and other professional fees, legal compliance, equity compensation, and non-recurring costs primarily related to acquisitions.
The decrease in G&A and G&A per Mcfe was the result of significant transaction-related costs from the closing of the Maverick acquisition in the first quarter of 2025, in addition to recognizing administrative synergies and leveraging our existing infrastructure in
2026, which offset the acquisition-related headcount increases.

Table of Contents	MD&A	Diversified Energy
Depreciation, Depletion & Amortization Expense (“DD&A”): DD&A expenses are non-cash charges that allocate the cost of assets and natural resources over their useful lives, reflecting their wear and tear, usage, or consumption.
The increase in DD&A was primarily related to a 22% increase in production over the period. The increase in production was due to the Maverick acquisition in the first quarter of 2025, the Canvas acquisition in the fourth quarter of 2025, and the Sheridan acquisition in the second quarter of 2026, as well as continued non-operated development.
Gain (Loss) on Natural Gas and Oil Properties and Equipment: Gains and (losses) on natural gas and oil properties and equipment represent the difference between cash proceeds and recorded basis of sales of natural gas and oil properties and equipment.
The increase in this metric was primarily related to increased acreage sales, as we strategically pursue the divestiture of select non-
core, undeveloped acreage within our operating portfolio. For the six months ended June 30, 2026, we recognized a gain of $125 million from acreage sales compared to $64 million for six months ended June 30, 2025. The sale of the Barnett assets resulted in a gain of $19 million for the six months ended June 30, 2026. Additionally, the disposal of various wells and property, plant and equipment in the normal course of business resulted in a loss on natural gas and oil properties and equipment of $10 million for the six months ended June 30, 2026.
Other Income (Expense)

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Interest expense	(124,723)	(98,842)	(25,881)	26%
Loss on debt extinguishment	(23,882)	(26,971)	3,089	(11%)
Other income (expense)	1,246	1,103	143	13%
Total other income (expense)	$(147,359)	$(124,710)	$(22,649)	18%
Interest Expense

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Interest incurred
Borrowings	$125,944	$100,107	$25,837	26%
Other	1,030	625	405	65%
Total interest incurred	126,974	100,732	26,242	26%
Less: Capitalized interest	(2,251)	(1,890)	(361)	19%
Interest expense	$124,723	$98,842	$25,881	26%
The increase in interest expense was primarily related to the issuance of the ABS X Notes in February 2025, the assumption of the
ABS Maverick Notes as a result of the Maverick acquisition in March 2025, the issuance of the Nordic Bonds in April 2025, the issuance of the ABS XI Notes as a result of the Canvas acquisition in November 2025, and the issuance of the ABS XII Notes in May
2026. This increase was partially offset by lower outstanding balances on our existing ABS structures and Credit Facility.
As of June 30, 2026 and December 31, 2025, total borrowings were $3 billion, respectively. For the six months ended June 30, 2026, the weighted average interest rate on borrowings was 7.58% compared to 7.82% for the six months ended June 30, 2025. As of June
30, 2026, 76% of our borrowings resided in non-recourse, fixed-rate, hedge-protected, amortizing structures compared to 71% as of
June 30, 2025.
Loss on Debt Extinguishment
In February 2025, the proceeds from the ABS X Notes were used to repay the outstanding principal of the ABS I & II Notes and Term
Loan I, retiring these from our outstanding debt and resulting in a loss on debt extinguishment of $27 million.
In May 2026, the proceeds from the ABS XII Notes were used to repay the outstanding principal of the ABS Maverick Notes and
ABS VI Notes, thereby retiring the ABS Maverick Notes and ABS VI Notes from the Company’s outstanding debt resulting in a loss on the early retirement of debt of $21 million. Additionally, in June 2026, proceeds from the Barnett assets divestiture were used to repay the outstanding principal of the ABS IV Notes, thereby retiring the ABS IV Notes from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of $2 million.

Table of Contents	MD&A	Diversified Energy
Income Tax Benefit (Expense)
The effective tax rates can be materially impacted by the recognition of the marginal well tax credit available to qualified producers as reflected in our effective tax rates for the six months ended June 30, 2026 and 2025. The federal government provides these credits to incentivize companies to continue operating lower-output wells during periods of low prices. This support helps sustain production, preserve the jobs associated with these operations, and ensures that communities continue to receive state and local tax income. Such revenue is vital for funding schools, law enforcement, social initiatives, and other essential public services.
The provision for income taxes in the Condensed Consolidated Statements of Comprehensive Income (Loss) is summarized below:

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Income (loss) before taxation	$73,875	$(21,441)	$95,316	(445)%
Income tax benefit (expense)	13,065	(3,464)	16,529	(477)%
Effective tax rate	(17.7)%	(16.2)%
Tax benefit for the six months ended June 30, 2026 represented a favorable change compared to an expense for the six months ended
June 30, 2025. The change was primarily driven by the movement in income (loss) before taxation and the recognition of marginal well credits.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operating activities and available capacity under our Credit Facility. As of
June 30, 2026, we had approximately $678 million of liquidity, consisting of $8 million of cash on hand and $669 million of availability under our Credit Facility.
When we acquire producing assets, we typically complement our Credit Facility with long-term, fixed-rate, amortizing, asset-backed debt secured by certain natural gas and oil assets. This asset-backed debt is non-recourse to the Company. Our financing strategy is designed to align with the long-life nature of our assets, provide access to lower-cost capital and support a clear path to leverage reduction through scheduled principal payments. For larger acquisitions requiring greater capital outlays, we have raised, and may in the future raise, additional capital through equity offerings to maintain an appropriate leverage profile.
We closely monitor our working capital to ensure it remains sufficient to support our strategic initiatives, business operations, dividend payments to shareholders and repurchases of common stock. In addition, we maintain a disciplined approach to managing operating costs and allocating capital resources, with a focus on investments that support our objectives and generate appropriate returns.
Capital expenditures were $98 million for the six months ended June 30, 2026, compared to $89 million for the six months ended June
30, 2025. The increase in capital expenditures was primarily related to the development of new wells via a non-operated development agreement that came with the undeveloped locations acquired in the Maverick acquisition. We expect to meet our capital expenditure needs for the foreseeable future through cash flows from operations and existing liquidity. Our future capital requirements will depend on several factors, including scope of development activities, the pace of our growth, commodity price fluctuations, and future acquisitions.
The majority of our current capital expenditures are directed toward upstream and midstream operations, including pipelines and compression. The remaining expenditures are focused on production optimization, technology, plugging requirements, fleet, emissions reduction initiatives and development activities.
Looking ahead, we intend to support stable cash flows by maintaining our hedging strategy and capitalizing on market opportunities to enhance the hedged commodity prices of our production. We also plan to preserve our strategic advantages through purposeful growth, supported by a disciplined capital expenditure program. We believe this approach will help us maintain access to low-cost financing for acquisitive growth while preserving appropriate leverage and sufficient liquidity.
With respect to other known current obligations, we believe our sources of liquidity and capital resources will be sufficient to meet our existing business needs for at least the next 12 months. However, our ability to satisfy working capital requirements, debt service obligations, and planned capital expenditures, as well as our ability to pay dividends, will depend on our future operating performance.
Our future operating performance will be affected by prevailing economic conditions in the natural gas and oil industry, along with other financial and business factors, some of which are beyond our control.
For additional information regarding borrowings and debt covenants, refer to Note 10 in the Notes to the Condensed Consolidated
Financial Statements.

Table of Contents	MD&A	Diversified Energy
Liquidity

	As of
(In thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$8,238	$29,697
Available borrowings under the Credit Facility(a)	669,322	304,912
Liquidity	$677,560	$334,609
(a)Represents available borrowings under the Credit Facility of $705 million as of June 30, 2026 less outstanding letters of credit of
$35 million as of such date. Represents available borrowings under the Credit Facility of $340 million as of December 31, 2025 less outstanding letters of credit of $35 million as of such date.
Cash Flows

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Net cash provided by operating activities	$257,516	$165,138	$92,378	56%
Net cash (used in) investing activities	(101,506)	(395,870)	294,364	(74%)
Net cash (used in) provided by financing activities	(197,735)	305,374	(503,109)	(165%)
Net change in cash, cash equivalents and restricted cash	$(41,725)	$74,642	$(116,367)	(156%)
Net Cash Provided by Operating Activities
The change in operating activities was primarily related to increased revenues as a result of increased liquids pricing and production stemming from the Maverick acquisition in the first quarter of 2025, the Canvas acquisition in the fourth quarter of 2025, and the
Sheridan acquisition in the second quarter of 2026, as well as our continued non-operated development investment and higher liquids commodity pricing.
Net Cash (Used in) Investing Activities
The change in investing activities was primarily related to decreased acquisition activity in 2026, which included the Sheridan acquisition, as compared to the same period in 2025, which included the Summit and Maverick acquisitions. Additionally, we received increased cash proceeds from the sale of the Barnett assets and undeveloped acreage during the six months ended June 30, 2026.
Net Cash (Used in) Provided by Financing Activities
The change in financing activities was primarily related to a decrease in borrowing activity in 2026, when we received proceeds from the tap-on offering of Nordic Bonds and the issuance of the ABS XII Notes, as compared to 2025, when we received proceeds from the issuance of the ABS X Notes as well as our equity offering, partially offset by hedge modification payments and deferred financing costs incurred in connection with the ABS X transaction. Additionally, during 2026, we increased share repurchases as part of our stock repurchase program as compared to 2025.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that give rise to material off-balance sheet obligations. As of June
30, 2026, our material off-balance sheet arrangements and transactions include operating service contractual obligations of $295 million and letters of credit outstanding against our Credit Facility of $35 million. Refer to Contractual Obligations for additional information.
As of June 30, 2026, there are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of capital resources.

Table of Contents	MD&A	Diversified Energy
Contractual Obligations
We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations as of June 30, 2026 were as follows:

(In thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Recorded contractual obligations
Accounts payable	$129,539	$—	$—	$—	$—	$—	$129,539
Accrued liabilities	166,485	—	—	—	—	—	166,485
Borrowings(a)	66,171	97,462	91,520	784,535	163,172	1,775,869	2,978,729
Operating leases	5,945	10,069	8,931	3,750	2,663	510	31,868
Finance leases	12,254	23,150	19,519	13,691	6,308	1,240	76,162
Asset retirement obligation(b)	13,559	29,035	26,365	51,191	19,484	3,503,668	3,643,302
Other liabilities(c)	88,219	28,770	—	—	—	—	116,989
Off-Balance Sheet contractual obligations
Firm transportation(d)	15,286	21,131	15,476	11,237	5,050	226,888	295,068
Total contractual obligations	$497,458	$209,617	$161,811	$864,404	$196,677	$5,508,175	$7,438,142
(a)The future maturities presented reflect scheduled principal amortization under the terms of each instrument and does not reflect the effect of the anticipated repayment dates of the ABS Notes, which occur between May 2029 and May 2031.
(b)Represents our asset retirement obligation on an undiscounted basis. On a discounted basis the liability is $906 million as of June
30, 2026 as presented in the Consolidated Balance Sheets.
(c)Represents taxes payable, deferred tax liability, noncurrent derivative liabilities, and other current and noncurrent liabilities.
(d)Represents reserved capacity to transport gas from production locations through pipelines to the ultimate sales meters.
For more detailed information on asset retirement obligations and borrowings refer to Notes 9 and 10 within the Notes to the
Condensed Consolidated Financial Statements.
Litigation and Regulatory Proceedings & Environmental Matters
For Information regarding legal proceedings and environmental matters, refer to Note 12 to the Notes to the Condensed Consolidated
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
Commodity prices for natural gas, NGLs and oil can be volatile and may fluctuate due to relatively small changes in supply, weather conditions, economic conditions, and government actions. For the six months ended June 30, 2026, our natural gas, NGLs, and oil revenue was $479 million, $147 million, and $435 million, respectively. Based on production, natural gas, NGLs and oil revenue for the six months ended June 30, 2026 would have increased or decreased by approximately $48 million, $15 million, and $44 million, respectively, for each 10% increase or decrease in prices.
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
As of June 30, 2026, the fair value of our natural gas derivatives was a net liability of $289 million, NGLs derivatives were in a net liability position of $44 million, and our oil derivatives were in a net liability position of $63 million. For the six months ended June
30, 2026, a 10% fluctuation in commodity prices would have a corresponding impact of approximately $29 million, $4 million, and $6 million on natural gas, NGLs and oil derivatives, respectively.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. Our borrowings primarily consist of fixed-rate amortizing notes and a variable rate Credit Facility as illustrated below.

	As of June 30, 2026
(in thousands)	Borrowings	Interest Rate(a)
ABS Notes, Nordic Bonds, & other(b)	$2,783,429	7.68%
Credit Facility	$195,300	6.88%
(a)The interest rate on the ABS Notes, Nordic Bonds, and other notes payable represents the weighted average fixed rate of the notes, while the interest rate presented for the Credit Facility represents the floating rate as of June 30, 2026.
(b)Includes $20 million in notes payable issued by a third party financial institution in November 2024 collateralized by two natural gas processing plants and various natural gas compressors and related support equipment in the Central Region, as of June 30,
2026.
For additional information regarding the Company’s borrowings, refer to Note 10 in the Notes to the Condensed Consolidated
Financial Statements.
For the six months ended June 30, 2026, a 100 basis point adjustment in the borrowing rate for the Credit Facility would result in a corresponding annual effect on interest expense of approximately $2 million. This represents a reasonably possible change in interest rate risk.
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
As of June 30, 2026, the fair value of our interest rate swaps represents an asset of $0.1 million. For additional information regarding
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
Counterparty non-performance risk is considered in the valuation of our derivative instruments, but has not had an impact on the value of our derivatives. We also attempt to limit our exposure to non-performance by any single counterparty. As of June 30, 2026, our commodity contracts and derivative instruments were spread among 14 counterparties.
For additional information regarding derivatives, refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements.
Accounts receivable from customers represent amounts due for the purchase of these commodities, and their collectability depends on the financial condition of each customer. We review the financial condition of customers before extending credit and generally do not require collateral to support their accounts receivable. As of June 30, 2026, we had no customer that comprised over 10% of our total accounts receivable from customers. Net of the applicable allowance for credit losses, our accounts receivable from customers were
$343 million as of June 30, 2026.
The Company is also exposed to credit risk from joint interest owners, which are entities that own a working interest in the properties operated by the Company. Joint interest receivables are classified under accounts receivable, net, in the Condensed Consolidated
Balance Sheets. The Company has the ability to withhold future revenue payments to recover any non-payment of joint interest receivables. As of June 30, 2026, our joint interest receivables, net of the applicable allowance for credit losses, were $65 million.
Accounts receivable are current, and the Company believes these net receivables are collectible.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in U.S. Securities Exchange Act of 1934, as amended
(“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and
Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures in relation to Exchange Act Rule 13a-15(b), and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Form 10-Q	Diversified Energy Company
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from the interpretation of federal and state laws and regulations affecting the crude oil and natural gas exploration and development industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to crude oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows.
In April 2023, the Department of Environmental Protection for the Commonwealth of Pennsylvania issued an administrative order to our subsidiary with respect to certain above ground facilities. We have completed the remedial actions required by the order and the
Commonwealth of Pennsylvania has proposed a civil penalty of approximately $1.9 million, which the Company is reviewing and engaging with the Department on.
Except as provided above, there have been no material developments with respect to the information previously reported under Part I,
Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors
There have been no material changes to the Company’s “Risk Factors” previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as provided below.
We have limited historical experience as an operator of development programs.
We have initiated an operated development program which will require us to devote additional financial, technical and operational resources to drilling and completion activities. Development activities generally require us to commit capital substantially in advance of realizing production and cash flows, which may increase the variability of returns compared to our historical acquisition strategy.
Although we have drilled wells in various basins in the past and we have highly skilled personnel with significant drilling and completion experience through prior acquisitions, including our Chief Operating Officer, who previously oversaw the drilling program at Maverick Natural Resources, our historical business model has primarily focused on the acquisition, optimization and operation of existing producing assets.
Success in development programs depends upon effective well planning, capital allocation, execution of drilling and completion operations, reservoir evaluation, leasing, permitting, and project management. Executing these operations will require us to engage and rely upon drilling contractors, completion crews and other oilfield services providers, whose availability, performance and pricing are outside our control. Our development activities may not achieve expected results, and our returns could be adversely affected if development costs increase, reserve estimates are revised downward, or wells fail to perform as anticipated. In addition, we cannot provide assurance that unproved property acquired by us will be profitably developed, that wells drilled in connection with our development activities will be productive, or that we will recover all or any portion of our investment in such unproved property or wells.
Our development activities are subject to risks and uncertainties that are not present, or are present to a lesser degree, in our existing producing asset base.
Historically, a substantial portion of our business has consisted of acquiring and operating existing producing assets. As we increase our investment in drilling and development activities, we are exposed to additional risks, including:
•dry holes, or wells that are productive but do not produce sufficient volumes to recover drilling and completion and operating costs, or to achieve targeted returns;
•drilling or completion delays, or the curtailment or cancellation of planned activity;
•cost overruns and increases in drilling and completion costs;
•shortages of or delays in obtaining qualified personnel or equipment, including rigs, pressure pumping crews, tubulars, sand, water, chemicals and other equipment or critical services;
•unexpected geological conditions;
•drilling hazards and mechanical failures;
•well control incidents, blowouts, fires and environmental events;
•leasing or title problems;
•delays in obtaining permits and regulatory approvals, and environmental, health and safety requirements applicable to drilling and completion operations;
•adverse weather and surface access constraints;
•inability to secure or dispose of water used in drilling and completion operations; and

Table of Contents	Form 10-Q	Diversified Energy Company
•insufficient takeaway, gathering or processing capacity.
Any of these events may result in increases in costs, delays in production, lower-than-expected recoveries, impairment of capital invested in development projects and reduced returns.
Estimates of reserves, drilling inventory and future development opportunities are inherently uncertain and may prove to be inaccurate.
The identification of drilling locations and estimates of reserves, estimated ultimate recovery, production profiles and future economic returns depend upon complex geological, geophysical, engineering and economic analyses. These analyses require assumptions regarding reservoir characteristics, hydrocarbon recovery, well performance, commodity prices, capital costs and operating expenses.
In evaluating undeveloped acreage, we may rely on seismic data, well logs, core information, production data from offset operators, geologic models, type curves and other technical information. The interpretation of such information is inherently uncertain.
Actual drilling results may differ materially from our expectations. Wells that we believe are commercially attractive based on seismic interpretation or geologic analysis may fail to achieve anticipated production rates, recoveries or economic returns. New information obtained through drilling and production activities may require us to revise reserve estimates, development plans, drilling inventories and expected future cash flows.
Because drilling and completion occurs over an extended period, the economics of our development activities are subject to changes in commodity prices between the time we commit capital and the time any resulting production is sold. If we are unable to execute drilling and completion programs successfully, such failure could materially and adversely affect our business, results of operations, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
Following are our monthly share repurchases of common stock for the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	2,766,636
May	—	$—	—	2,766,636
June	944,887	$13.43	944,887	1,821,749
Total	944,887	$13.43	944,887
All repurchases of common stock were made using cash on hand and liquidity at the time of purchase. Our repurchases of common stock may occur through open market purchases, private transactions, or pursuant to a Rule 10b5-1 trading plan.
On February 25, 2026, the Board approved a stock repurchase program (the “2026 Repurchase Program”) authorizing the Company to repurchase up to 7,800,000 shares. The 2026 Repurchase Program authorizes the repurchase of common stock through March 1, 2027.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Table of Contents	Form 10-Q	Diversified Energy Company
Item 6. Exhibits

Exhibit No.			Incorporated by reference			Filed	Furnished
		Description	Form	Exhibit	Filing Date	Herewith	Only
2.1	†	Securities Purchase Agreement dated May 6, 2026, by and among Camino Natural Resources, LLC, Camino Natural Resources Intermediate HoldCo, LLC, Land Run Minerals II, LLC, the other sellers named therein and Diversified Gas & Oil Corporation	8-K File No. 001-41870	2.1	5/12/2026
3.1		Amended and Restated Certificate of Incorporation of Diversified Energy Company	8-K File No. 001-41870	3.1	11/24/2025
3.2		Amended and Restated Bylaws of Diversified Energy Company	8-K File No. 001-41870	3.2	11/24/2025
4.1	†	Base Indenture dated May 13, 2026, by and among DP Red River LLC, as Issuer, Diversified ABS VI Upstream LLC, Oaktree ABS VI Upstream LLC, MNR ABS Issuer I, LLC, and MNR ABS Agent Corp, as Guarantors, and UMB Bank, N.A., as Indenture Trustee and Securities Intermediary	8-K File No. 001-41870	4.1	5/19/2026
4.2	†	Series 2026-1 Supplement dated May 13, 2026, by and among DP Red River LLC, as Issuer, Diversified ABS VI Upstream LLC, Oaktree ABS VI Upstream LLC, MNR ABS Issuer I, LLC, and MNR ABS Agent Corp, as Guarantors, and UMB Bank, N.A., as Indenture Trustee	8-K File No. 001-41870	4.2	5/19/2026
10.1	†	Third Amendment to Second Amended and Restated Revolving Credit Agreement dated as of April 30, 2026				✓
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					✓
101		Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†
Certain schedules and attachments have been omitted. The registrant hereby undertakes to provide further information regarding such omitted materials to the Securities and Exchange Commission upon request.

Table of Contents	Form 10-Q	Diversified Energy Company
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 5, 2026

DIVERSIFIED ENERGY COMPANY
(Registrant)

/s/ Bradley G. Gray
Bradley G. Gray
President and Chief Financial Officer