Form 10-Q
period 2026-09-30
Diversified Energy Co
filed 2026-11-04
CIK 1922446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number: 001-41870

Diversified Energy Company
(Exact name of registrant as specified in its charter)

Delaware	41-2283606
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1600 Corporate Drive Birmingham, Alabama	35242
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(205) 408-0909
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DEC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 70,719,000 shares of common stock outstanding (excluding shares held by the Employee Benefit Trust) as of November 4, 2026.

Table of Contents	Form 10-Q	Diversified Energy Company
Glossary of Terms
ABS - Asset-Backed Security
ASU - Accounting Standards Update
Bbl - Barrel or barrels of oil or natural gas liquids
Btu - A British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit
E&P - Exploration and production
EBITDAX - Earnings before interest, tax, depreciation, amortization and exploration expense
EPS - Earnings per share
GAAP - U.S. Generally Accepted Accounting Principles
Henry Hub - A natural gas pipeline delivery point that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts
LNG - Liquefied natural gas
MBbls - Thousand barrels
Mcf - Thousand cubic feet of natural gas
Mcfe - Thousand cubic feet of natural gas equivalent
Midstream - Midstream activities include the processing, storing, transporting and marketing of natural gas, NGLs and oil
MMbtu - Million British thermal units
MMcf - Million cubic feet of natural gas
MMcfe - Million cubic feet of natural gas equivalent
MMcfepd - Million cubic feet of natural gas equivalent per day
Mont Belvieu - A mature trading hub with a high level of liquidity and transparency that sets spot and futures prices for NGLs
NGLs - Natural gas liquids, such as ethane, propane, butane and natural gasoline that are extracted from natural gas production streams
NYMEX - New York Mercantile Exchange
NYSE - New York Stock Exchange
Oil - Includes crude oil and condensate
OPIS - Oil Price Information Service
PSU - Performance-based restricted stock unit
Realized price - The cash market price, less all expected quality, transportation and demand adjustments
RSU - Time-based restricted stock unit
SOFR - Secured Overnight Financing Rate
Upstream - Upstream activities include exploration, discovery, and extraction of natural gas, NGLs, and oil. Often referred to as exploration and production activities, or E&P
WTI - West Texas Intermediate grade crude oil, used as a pricing benchmark for sales contracts and NYMEX oil futures contracts

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
differ. We explicitly disclaim any obligation or undertaking to revise any forward-looking statements in this Quarterly Report on Form
10-Q that may occur due to any change in our expectations or to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q except as may be required by applicable law.

Table of Contents	Form 10-Q	Diversified Energy Company
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except par and share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,794	$29,697
Restricted cash	2,377	21,750
Accounts receivable, net	493,104	408,399
Derivatives	114,356	153,150
Prepaid expenses and other current assets	45,692	37,166
Total current assets	$661,323	$650,162
Noncurrent assets:
Natural gas and oil properties (successful efforts method):
Proved natural gas and oil properties	$6,162,863	$5,808,908
Unproved natural gas and oil properties	34,006	19,804
Accumulated depletion	(1,514,097)	(1,320,953)
Natural gas and oil properties, net	4,682,772	4,507,759
Property, plant, and equipment, net	460,042	446,022
Operating right-of-use assets	48,380	3,781
Restricted cash	70,028	93,663
Derivatives	6,093	81,702
Deferred tax assets	441,141	287,135
Investment in equity affiliate	8,389	—
Other assets	153,641	98,735
Total assets	$6,531,809	$6,168,959
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,176	$81,814
Accrued liabilities	196,431	193,742
Revenue to be distributed	265,356	240,125
Payable to affiliates	73,608	7,364
Current portion of long-term debt, net	104,716	236,553
Operating lease liabilities	15,972	2,131
Derivatives	285,517	155,959
Derivative settlements payable	42,533	27,405
Other current liabilities	141,915	130,601
Total current liabilities	$1,250,224	$1,075,694
Noncurrent liabilities:
Asset retirement obligations	$869,966	$863,841
Operating lease liabilities	32,797	1,611
Long-term debt, net	2,997,872	2,715,461
Derivatives	573,278	440,567
Other liabilities	74,037	76,795
Total liabilities	$5,798,174	$5,173,969
Commitments and contingent liabilities (Note 13)
Stockholders' equity:
Common stock ($0.01 par value; 350,000,000 shares authorized; 70,719,000 and 76,979,625 shares issued and outstanding)	$707	$769
Additional paid in capital	1,414,647	1,491,719
Accumulated other comprehensive income (loss)	(329)	(583)
Retained earnings (accumulated deficit)	(691,863)	(507,847)
Total stockholders' equity attributable to DEC	$723,162	$984,058
Noncontrolling interests	10,473	10,932
Total stockholders' equity	$733,635	$994,990
Total liabilities and stockholders' equity	$6,531,809	$6,168,959
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Natural gas	$170,935	$173,525	$648,780	$594,966
NGLs	79,299	50,040	226,071	150,785
Oil	219,341	149,193	654,631	351,194
Total commodity revenue	$469,575	$372,758	$1,529,482	$1,096,945
Gain (loss) on derivatives	(378,369)	111,048	(635,718)	(4,165)
Midstream	9,081	9,563	30,946	31,763
Other	8,225	6,401	22,854	24,439
Total revenue	$108,512	$499,770	$947,564	$1,148,982
Operating expense
Lease operating expense	$(135,916)	$(125,786)	$(410,126)	$(330,409)
Production taxes	(25,912)	(23,335)	(86,063)	(63,085)
Midstream operating expense	(20,430)	(20,864)	(61,105)	(58,861)
Transportation expense	(23,690)	(26,448)	(76,641)	(76,936)
Accretion of asset retirement obligation	(13,371)	(10,443)	(40,100)	(29,425)
General and administrative expense	(36,926)	(35,110)	(122,170)	(125,857)
Depreciation, depletion and amortization	(105,122)	(91,116)	(317,127)	(258,430)
Gain (loss) on natural gas and oil properties and equipment	17,602	14,216	151,749	78,174
Total operating expense	$(343,765)	$(318,886)	$(961,583)	$(864,829)
Income (loss) from operations	$(235,253)	$180,884	$(14,019)	$284,153
Other income (expense)
Income (loss) from equity affiliate	$(37,267)	$—	$(37,267)	$—
Interest expense	(61,128)	(56,043)	(185,851)	(154,885)
Loss on debt extinguishment	(761)	—	(24,643)	(26,971)
Other income (expense)	126	926	1,372	2,029
Income (loss) before taxation	$(334,283)	$125,767	$(260,408)	$104,326
Income tax benefit (expense)	132,069	45,485	145,134	42,021
Net income (loss)	$(202,214)	$171,252	$(115,274)	$146,347
Other comprehensive income (loss)	254	112	254	(26)
Total comprehensive income (loss)	$(201,960)	$171,364	$(115,020)	$146,321

Net income (loss) attributable to:
DEC	$(202,440)	$171,116	$(116,108)	$145,656
Noncontrolling interest	226	136	834	691
Net income (loss)	$(202,214)	$171,252	$(115,274)	$146,347

Earnings (loss) per share attributable to DEC
Basic	$(2.86)	$2.22	$(1.60)	$2.03
Diluted	$(2.86)	$2.14	$(1.60)	$1.98
Weighted average shares outstanding
Basic	70,774,403	77,168,058	72,759,108	71,634,555
Diluted	70,774,403	79,828,141	72,759,108	73,728,000
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

						Total Stockholders' Equity Attributable to DEC
				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid in Capital					Total Stockholders' Equity
	Common Stock						Noncontrolling Interest
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2024	50,649,844	$14,595	$1,145,889	$(935)	$(759,471)	$400,078	$11,879	$411,957
Net income (loss)	—	—	—	—	(323,198)	(323,198)	378	(322,820)
Other comprehensive income (loss)	—	—	—	(210)	—	(210)	—	(210)
Issuances of common stock	29,694,213	7,619	363,092	—	—	370,711	—	370,711
Repurchases of common stock	(169,194)	—	(2,273)	—	—	(2,273)	—	(2,273)
Share-based compensation	—	—	3,540	—	(1,262)	2,278	—	2,278
Shares issued under employee equity plans	211,887	—	—	—	—	—	—	—
Dividends declared	—	—	17,153	—	(17,153)	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(250)	(250)
Balance as of March 31, 2025	80,386,750	$22,214	$1,527,401	$(1,145)	$(1,101,084)	$447,386	$12,007	$459,393
Net income (loss)	—	—	—	—	297,738	297,738	177	297,915
Other comprehensive income (loss)	—	—	—	72	—	72	—	72
Issuances of common stock	—	—	(365)	—	—	(365)	—	(365)
Repurchases of common stock	(2,631,411)	(686)	(33,121)	—	—	(33,807)	—	(33,807)
Share-based compensation	—	—	2,704	—	(1,302)	1,402	—	1,402
Shares issued under employee equity plans	12,444	—	—	—	—	—	—	—
Dividends declared	—	—	(22,925)	—	(22,671)	(45,596)	—	(45,596)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(676)	(676)
Balance as of June 30, 2025	77,767,783	$21,528	$1,473,694	$(1,073)	$(827,319)	$666,830	$11,508	$678,338
Net income (loss)	—	—	—	—	171,116	171,116	136	171,252
Other comprehensive income (loss)	—	—	—	112	—	112	—	112
Issuances of common stock	—	—	(200)	—	—	(200)	—	(200)
Repurchases of common stock	(1,947,633)	(323)	(27,023)	—	—	(27,346)	—	(27,346)
Share-based compensation	—	—	3,215	—	(944)	2,271	—	2,271
Shares issued under employee equity plans	20,760	—	—	—	—	—	—	—
Dividends declared	—	—	507	—	(22,434)	(21,927)	—	(21,927)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(436)	(436)
Balance as of September 30, 2025	75,840,910	$21,205	$1,450,193	$(961)	$(679,581)	$790,856	$11,208	$802,064

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company

						Total Stockholders' Equity Attributable to DEC
				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid in Capital					Total Stockholders' Equity
	Common Stock						Noncontrolling Interest
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2025	76,979,625	$769	$1,491,719	$(583)	$(507,847)	$984,058	$10,932	$994,990
Net income (loss)	—	—	—	—	(160,617)	(160,617)	(48)	(160,665)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
Issuances of common stock	—	—	—	—	—	—	—	—
Repurchases of common stock	(5,033,364)	(50)	(70,676)	—	—	(70,726)	—	(70,726)
Share-based compensation	—	—	5,500	—	(2,407)	3,093	—	3,093
Shares issued under employee equity plans	377,210	4	—	—	—	4	—	4
Dividends declared	—	—	(387)	—	(22,061)	(22,448)	—	(22,448)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(294)	(294)
Balance as of March 31, 2026	72,323,471	$723	$1,426,156	$(583)	$(692,932)	$733,364	$10,590	$743,954
Net income (loss)	—	—	—	—	246,949	246,949	656	247,605
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
Issuances of common stock	—	—	—	—	—	—	—	—
Repurchases of common stock	(944,887)	(10)	(13,443)	—	—	(13,453)	—	(13,453)
Share-based compensation	—	—	5,023	—	(1,305)	3,718	—	3,718
Shares issued under employee equity plans	9,481	—	—	—	—	—	—	—
Dividends declared	—	—	1,086	—	(20,973)	(19,887)	—	(19,887)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(362)	(362)
Balance as of June 30, 2026	71,388,065	$713	$1,418,822	$(583)	$(468,261)	$950,691	$10,884	$961,575
Net income (loss)	—	—	—	—	(202,440)	(202,440)	226	(202,214)
Other comprehensive income (loss)	—	—	—	254	—	254	—	254
Issuances of common stock	—	—	—	—	—	—	—	—
Repurchases of common stock	(698,502)	(6)	(9,731)	—	—	(9,737)	—	(9,737)
Share-based compensation	—	—	5,105	—	(636)	4,469	—	4,469
Shares issued under employee equity plans	29,437	—	—	—	—	—	—	—
Dividends declared	—	—	451	—	(20,526)	(20,075)	—	(20,075)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(637)	(637)
Balance as of September 30, 2026	70,719,000	$707	$1,414,647	$(329)	$(691,863)	$723,162	$10,473	$733,635
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income (loss)	$(115,274)	$146,347
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	317,127	258,430
Accretion of asset retirement obligations	40,100	29,425
Income tax (benefit) expense	(145,134)	(42,021)
(Gain) loss on derivatives	635,718	4,165
Cash proceeds (payments) on settlement of derivatives	(241,886)	3,956
Settlement of asset retirement costs	(38,612)	(17,805)
(Gain) loss on natural gas and oil properties and equipment	(151,749)	(78,174)
(Income) loss from equity affiliate	37,267	—
Distributions received from equity affiliate	6,571	—
Loss on debt extinguishment	24,643	26,971
Non-cash share-based compensation	14,440	7,361
Other	32,139	21,180
Changes in working capital:
Accounts receivable, net	(92,387)	57,641
Other assets	(13,997)	(3,342)
Accounts payable	43,118	(69,556)
Other liabilities	41,221	(62,199)
Net cash provided by operating activities	$393,305	$282,379
Cash flows from investing activities:
Consideration for business acquisitions, net of cash acquired	$—	$(329,709)
Consideration for asset acquisitions, net of cash acquired	(481,916)	(49,989)
Proceeds from divestitures	283,528	149,487
Capital expenditures	(137,674)	(137,500)
Purchase of equity method investment	(55,827)	—
Net cash used in investing activities	$(391,889)	$(367,711)
Cash flows from financing activities:
Repayment of borrowings	$(2,727,588)	$(2,052,603)
Proceeds from borrowings	2,885,009	2,448,133
Prepayment charge on early retirement of debt	(24,985)	—
Debt issuance costs	(15,456)	(31,301)
Hedge modifications associated with ABS Notes	(7,955)	(171,134)
Proceeds from equity issuance, net	—	117,468
Principal element of lease payments	(17,819)	(10,805)
Dividends to stockholders	(63,560)	(62,258)
Distributions to noncontrolling interest owners	(1,293)	(1,362)
Repurchases of common stock (stock repurchase program)	(94,680)	(43,519)
Repurchases of common stock by the EBT, net	—	(12,771)
Net cash provided by (used in) financing activities	$(68,327)	$179,848
Net change in cash, cash equivalents and restricted cash	(66,911)	94,516
Cash, cash equivalents and restricted cash, beginning of period	145,110	52,259
Cash, cash equivalents and restricted cash, end of period	$78,199	$146,775
Cash and cash equivalents	5,794	43,102
Restricted cash	72,405	103,673
Total cash, cash equivalents and restricted cash	$78,199	$146,775
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Index to the Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies	10	Note 9 - Compensation Plans	22
Note 2 - Acquisitions & Divestitures	12	Note 10 - Asset Retirement Obligations	23
Note 3 - Equity Method Investments	16	Note 11 - Borrowings	24
Note 4 - Income Tax	17	Note 12 - Fair Value	30
Note 5 - Earnings (Loss) Per Share	17	Note 13 - Commitments & Contingencies	31
Note 6 - Natural Gas & Oil Properties	18	Note 14 - Supplemental Cash Flow Information	32
Note 7 - Derivatives	18	Note 15 - Subsequent Events	32
Note 8 - Stockholders' Equity	21
Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
Description of the Company
Diversified Energy Company, a Delaware corporation (“Diversified,” “DEC,” “we,” “us,” “our,” or collectively with its wholly-
owned subsidiaries, the “Company”) is an independent energy company engaged in the development, production, transportation and marketing of natural gas, oil and NGLs. The Company has a vertically integrated, four-basin operating model across Appalachia
(including Alabama, Pennsylvania, Virginia, West Virginia, Indiana, Kentucky, Tennessee, and Ohio), the Haynesville and the Cotton
Valley (including East Texas and West Louisiana), the Mid-Continent (including Central Texas, North Texas, and Oklahoma), and the
Permian (including West Texas and New Mexico). We also have non-core operated assets in Florida and Wyoming.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to
such rules and regulations, certain disclosures have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended
December 31, 2025, as included in the Company’s Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our direct and indirect wholly-owned subsidiaries and entities in which we have a controlling financial interest. Intercompany accounts and transactions have been eliminated.
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
The CODM uses consolidated income (loss) before income taxes to allocate resources and assess operating performance, and is also regularly provided information on lease operating expense, transportation expense, production taxes, and general and administrative expense, which represent significant segment expenses. Other segment items primarily consist of depreciation, depletion and amortization and interest expense. These amounts are derived from, and can be found within, the Company’s Condensed Consolidated
Statements of Comprehensive Income (Loss).
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
Equity Method Investments
Investments in affiliates over which the Company has significant influence, but not a controlling financial interest, are accounted for using the equity method. The Company evaluates whether it has significant influence over an affiliate's operating and financial policies by considering several factors, including its ownership interest, its representation on the affiliate's board of directors, its participation in policy-making decisions, and its contractual arrangements with the affiliate, including management or operating agreements. For investments in limited liability companies that maintain specific ownership accounts for each member, the Company generally applies the equity method when its interest is more than minor.
The Company also evaluates its interests in entities to determine whether they are variable interest entities ("VIEs"). A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company reassesses whether it is the primary beneficiary of a VIE on an ongoing basis.
When the Company holds a variable interest in a VIE but is not the primary beneficiary and has significant influence, the investment is accounted for using the equity method.
Equity method investments are initially recorded at cost and subsequently adjusted for the Company's share of the affiliate's earnings or losses, contributions and distributions. The Company's share of earnings or losses is recorded in income (loss) from equity affiliate in the Condensed Consolidated Statements of Comprehensive Income (Loss). Distributions are classified in the Condensed
Consolidated Statements of Cash Flows using the nature of distribution approach. Under this approach, distributions are classified as operating cash inflows when they represent a return on investment and as investing cash inflows when they represent a return of investment.
The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other-
than-temporary decline in value may have occurred. If the decline is other-than-temporary, the Company recognizes an impairment loss in earnings for the excess of the investment's carrying amount over its fair value. Fair value is based on quoted market prices when available, or otherwise on other valuation techniques, including discounted cash flows. When distributions exceed the carrying amount of an investment, the Company recognizes the excess as a gain unless it has an implicit or explicit commitment to provide further financial support to the affiliate. If such a commitment exists, the excess is recorded as a liability. For further details related to equity method investments, refer to Note 3.
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
The Company will adopt this standard on the effective date. Based on its preliminary assessment, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Note 2 - Acquisitions & Divestitures
2026 Acquisitions
Camino Natural Resources, LLC (“Camino”)
On July 2, 2026, the Company completed the acquisition of the equity interests of certain affiliates of Camino that owned certain producing properties and undeveloped acreage in Oklahoma. Simultaneously with the closing of the acquisition, the producing properties were contributed to an indirect subsidiary of a newly formed special purpose vehicle, DP-CG Eagle JV LLC (“DP Eagle”), and the Company entered into an agreement with funds and accounts managed by Carlyle Global Credit Investment Management,
LLC (“Carlyle”) pursuant to which the Company and Carlyle hold 40% and 60% of the equity interests in DP Eagle, respectively.
Carlyle contributed $82 million and the Company contributed $55 million in exchange for their respective equity interests in DP
Eagle. For the acquisition of undeveloped acreage, the Company retained 100% of the acreage, and this portion of the transaction was accounted for as an asset acquisition.
The acquisition of the producing properties was funded by $895 million of ABS notes issued by DP Eagle and collateralized by the producing properties, together with the equity contributions of the Company and Carlyle described above. The Company’s acquisition of the undeveloped acreage, for approximately $170 million, was funded by cash on hand and borrowings under the Company’s Credit
Facility.
The fair value of the consideration transferred and the allocation to the assets acquired and liabilities assumed based on their relative fair values as of July 2, 2026 were as follows (in thousands):

Consideration paid
Cash consideration	$224,762
Total consideration	$224,762

Net assets acquired
Natural gas and oil properties	$191,574
Investment in equity affiliate	54,873
Property, plant and equipment, net	1,133
Other current liabilities	(22,478)
Other liabilities	(340)
Net assets acquired	$224,762
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
from the Company’s Credit Facility (as defined in Note 11).
Refer to Note 11 for additional information regarding borrowings.

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
Other Acquisitions
During the nine months ended September 30, 2026, the Company collectively acquired certain upstream, midstream, and plugging assets for total consideration of $26 million, inclusive of customary purchase price adjustments and transaction costs. Additionally, in
September 2026, the Company paid a deposit of $50 million in connection with the acquisition of Birch Permian Holdings, Inc. and certain affiliated companies, including Birch Permian II, LLC (collectively, “Birch”). The acquisition is expected to close in the fourth quarter of 2026.
2026 Divestitures
Barnett Shale (“Barnett”) and Arkansas Asset Divestitures
On June 15, 2026, the Company divested certain non-core Barnett assets for net proceeds of $118 million after customary purchase price adjustments. The proceeds received exceeded the carrying amount of the net assets divested, resulting in a gain on natural gas and oil properties and equipment of $20 million.
Additionally, on April 20, 2026, the Company divested certain non-core assets in Arkansas for net proceeds of $15 million after customary purchase price adjustments.
Other Divestitures
During the nine months ended September 30, 2026, the Company divested certain non-core undeveloped acreage for consideration of
$149 million. The consideration received exceeded the carrying amount of the net assets divested, resulting in a gain on natural gas and oil properties and equipment of $146 million.
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
Refer to Notes 8 and 11 for additional information regarding stockholders’ equity and borrowings.

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
with the acquisition were $21 million and are included within G&A expense in the Condensed Consolidated Statements of
Comprehensive Income (Loss).
Refer to Notes 8 and 11 for additional information regarding stockholders’ equity and borrowings.

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
Summit Natural Resources, LLC (“Summit”) Asset Acquisition
On February 27, 2025, the Company acquired certain upstream assets and related infrastructure within Virginia, West Virginia, and
Alabama of the Appalachia basin from Summit. Given the concentration of assets, this transaction was considered an asset acquisition rather than a business combination. The Company paid consideration of $42 million, inclusive of transaction costs of $0.4 million and customary purchase price adjustments, substantially all of which was accounted for as natural gas and oil properties. The transaction was funded through proceeds from the ABS X Notes collateralized, in part, by the acquired assets. Refer to Note 11 for additional information regarding borrowings.
Other Acquisitions
During the nine months ended September 30, 2025, the Company acquired certain midstream and upstream assets that are contiguous to its existing Mid-Continent basin assets. The Company paid total consideration of $16 million, inclusive of non-cash consideration of $4 million, customary purchase price adjustments, and transaction costs. Given the concentration of assets, these transactions were considered asset acquisitions rather than business combinations.
2025 Divestitures
During the nine months ended September 30, 2025, the Company divested certain non-core undeveloped acreage across its operating footprint for consideration of $144 million. The consideration received exceeded the carrying amount of the net assets divested, resulting in a gain on natural gas and oil properties and equipment of $84 million.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 3 - Equity Method Investments
In July 2026, the Company and Carlyle formed DP Eagle, in which they hold 40% and 60% of the equity interests, respectively. Refer to Note 2 for additional information. Once Carlyle reaches a specified return threshold, the Company's share of distributions may increase to a maximum of 46%. DP Eagle may only operate and maintain its existing producing wells, market production, hedge commodity price exposure, service its debt and distribute residual cash to its members. It is prohibited from drilling new wells.
The Company accounts for its investment in DP Eagle using the equity method. The investment was initially recorded at cost of
$55 million, representing the Company’s cash contribution. For the three and nine months ended September 30, 2026, the Company recognized equity losses of $37 million from DP Eagle, included in income (loss) from equity affiliate in the Condensed Consolidated
Statements of Comprehensive Income (Loss). During the same periods, the Company received distributions of $7 million from the operations of DP Eagle, which represented a return on investment, and are classified within operating activities in the Condensed
Consolidated Statements of Cash Flows.
DP Eagle issued $895 million of ABS notes to finance the acquisition of the producing assets from Camino. The ABS notes are secured by DP Eagle's producing properties and are non-recourse to the Company.
DP Eagle is a VIE because its equity investment at risk is not sufficient to finance its activities without additional subordinated financial support, given its leveraged capital structure, which includes subordinated, investment-grade and non-investment-grade notes. The Company holds variable interests in DP Eagle through its equity interest and its management fee. The Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly affect DP Eagle's economic performance. DP Eagle's board of directors directs these activities by majority vote, and Carlyle holds the majority of the board's voting power.
As of September 30, 2026, the Company’s maximum exposure to loss as a result of its involvement with DP Eagle is limited to the carrying amount of its equity method investment of $8 million, included in investment in equity affiliate in the Condensed
Consolidated Balance Sheets. The Company had no net receivables from DP Eagle as of September 30, 2026. The Company has no contractual obligation to provide additional capital or financial support to DP Eagle. It has not provided, and does not intend to provide, financial or other support that it was not contractually required to provide.
The Company manages and operates DP Eagle's assets under a management services agreement and a joint operating agreement. For these services, the Company receives a monthly administrative fee equal to 2% of DP Eagle's securitized net cash flow. For the three and nine months ended September 30, 2026, the Company recognized $2 million of fees from DP Eagle, recorded as a reduction of general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30,
2026, the Company had net payables to DP Eagle of $70 million, included in payable to affiliates in the Condensed Consolidated
Balance Sheets.
The summarized financial information for DP Eagle is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2026
Commodity revenue	$113,350	$113,350
Gain (loss) on derivatives(a)	(137,180)	(137,180)
Total revenue	(23,830)	(23,830)
Operating expenses	(51,929)	(51,929)
Operating income (loss)	(75,759)	(75,759)
Interest expense	(14,480)	(14,480)
Other income (expense)	(2,928)	(2,928)
Net income (loss)	$(93,167)	$(93,167)

DEC share of net income (loss)	$(37,267)	$(37,267)
DEC operating distributions received from DP Eagle	$6,571	$6,571
DEC management fees received from DP Eagle	$2,029	$2,029
(a)Includes losses on fair value adjustments of unsettled derivatives of $123 million and losses on settled derivatives of $14 million.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 4 - Income Tax
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the nine months ended September 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory
U.S. federal income tax rate of 21% to pre-tax income primarily due to the impact of federal tax credits (principally the marginal well tax credit), state income taxes, permanent differences, and discrete items recognized in the interim period.
The effective tax rates for the nine months ended September 30, 2026 and 2025 were 55.7% and (40.3)%, respectively. For the nine months ended September 30, 2026, we reported a tax benefit of $145 million, a change of $103 million, compared to a tax benefit of
$42 million for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was primarily impacted by the recognition of the federal marginal well tax credit available to qualified producers and by management’s estimate of the annual effective tax rate expected for the full fiscal year. The federal government provides these credits to encourage companies to continue producing lower-volume wells during periods of low prices to maintain the underlying jobs they create and the state and local tax revenues they generate for communities to support schools, social programs, law enforcement and other similar public services. The differences between the statutory U.S. federal income tax rate and the effective tax rates are summarized as follows:

Nine Months Ended
September 30, 2026	September 30, 2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.5%	(0.9)%
Federal credits(a)	30.6%	(58.6)%
Other, net	(0.4)%	(1.8)%
Effective tax rate	55.7%	(40.3)%
(a)Federal tax credits consist primarily of the marginal well tax credit. Because the credit is a dollar amount determined independently of pre-tax results, its impact, expressed as a percentage of pre-tax income (loss), can be positive or negative based on the Company's forecasted annual pre-tax book income (loss) used in the estimated annual effective tax rate.
Note 5 - Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares held in treasury (if any) and held by the Employee Benefit Trust established by the Company in March 2022 to benefit its employees (“EBT”). Diluted EPS reflects the potential dilution that could occur if share-based compensation awards were exercised or converted into shares, except when their effect would be anti-dilutive. Refer to Note 8 for additional information regarding the EBT.
The following table presents the reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the periods presented:

(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss) attributable to DEC	$(202,440)	$171,116	$(116,108)	$145,656

Weighted average shares outstanding - basic	70,774,403	77,168,058	72,759,108	71,634,555
Dilutive impact of potential shares	—	2,660,083	—	2,093,445
Weighted average shares outstanding - diluted	70,774,403	79,828,141	72,759,108	73,728,000

Basic earnings (loss) per share	$(2.86)	$2.22	$(1.60)	$2.03
Diluted earnings (loss) per share	$(2.86)	$2.14	$(1.60)	$1.98
For the three and nine months ended September 30, 2026, the diluted EPS calculation excludes 2,638,457 and 2,294,392 shares, respectively, because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2025, the diluted
EPS calculation excludes 1,882 and 3,062 shares, respectively, because their effect would have been anti-dilutive.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 6 - Natural Gas & Oil Properties
The following table summarizes the Company's natural gas and oil properties for the period presented:

Nine Months Ended
(In thousands)	September 30, 2026
Costs
Beginning balance	$5,828,712
Additions(a)	581,481
Disposals(b)	(213,324)
Ending balance	$6,196,869
Depletion and impairment
Beginning balance	$(1,320,953)
Depletion expense	(264,358)
Disposals(b)	71,214
Ending balance	$(1,514,097)
Net book value	$4,682,772
(a)During the nine months ended September 30, 2026, the Company’s additions primarily consisted of the Sheridan and Camino acquisitions in April 2026 and July 2026, respectively, as well as development and recurring capital expenditures.
(b)During the nine months ended September 30, 2026, the Company’s disposals primarily consisted of the sale of the Barnett assets in June 2026.
Refer to Note 2 for additional information regarding acquisitions and divestitures.
Note 7 - Derivatives
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
September 30, 2026, these instruments included swaps, collars, basis swaps, and stand-alone put and call options. The Company does
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

Put options:
The Company purchases and sells put options in exchange for a premium. When the Company purchases a put option, it receives from the counterparty the excess amount (if any) by which the market price falls below the strike price of the put option at the time of settlement. If the market price is above the put option’s strike price, no payment is required from either party. Conversely, when the Company sells a put option, it pays the counterparty the excess amount (if any) by which the market price falls below the strike price of the put option at the time of settlement. If the market price is above the put option’s strike price, no payment is required from either party; and

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
The following table summarizes the Company's calculated fair value of derivatives for the date presented:

	As of September 30, 2026
(In thousands, except volume data)	Volume	Fair Value
Natural gas (MMbtu)
Swaps	1,072,812	$(208,602)
Two-way collars	139,001	(5,542)
Three-way collars	157,536	(27,222)
Stand-alone calls(a)	63,050	(24,711)
Basis swaps	693,929	(52,191)
Purchased puts	7,978	1,697
Sold puts	16,537	(2,788)
Total natural gas	2,150,843	$(319,359)
NGLs (MBbls)
Swaps	20,404	$(138,130)
Stand-alone calls	230	(2,181)
Total NGLs	20,634	$(140,311)
Oil (MBbls)
Swaps	30,314	$(230,941)
Three-way collars	3,107	(31,018)
Sold calls	1,216	(16,745)
Total oil	34,637	$(278,704)
Interest
SOFR interest rate swap ($5,520 principal hedged, 4.15% fixed-rate)		$28
Total interest		$28
Total fair value of derivatives		$(738,346)
(a)Includes future cash settlements for deferred premiums.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Netting of derivative assets and liabilities is applied at each reporting date when a legal right of offset exists under a master netting arrangement. The Company elected to present these derivative assets and liabilities on a net basis when these conditions are satisfied.
The following table outlines the Company’s net derivatives for the date presented:

(In thousands)		As of
Derivatives	Condensed Consolidated Balance Sheets	September 30, 2026
Assets:
Current assets	Derivatives	$114,356
Noncurrent assets	Derivatives	6,093
Total assets		$120,449
Liabilities
Current liabilities	Derivatives	$(285,517)
Noncurrent liabilities	Derivatives	(573,278)
Total liabilities		$(858,795)
Net assets (liabilities):
Net assets (liabilities) - current	Derivatives	$(171,161)
Net assets (liabilities) - noncurrent	Derivatives	(567,185)
Total net assets (liabilities)		$(738,346)
The Company presents the fair value of derivative contracts on a net basis in the Condensed Consolidated Balance Sheets. Below is the impact of this presentation on the Company’s recognized assets and liabilities for the date presented:

	As of September 30, 2026
(In thousands)	Presented without Effects of Netting	Effects of Netting	As Presented with Effects of Netting
Current assets	$154,493	$(40,137)	$114,356
Noncurrent assets	212,107	(206,014)	6,093
Total assets	$366,600	$(246,151)	$120,449
Current liabilities	(325,654)	40,137	(285,517)
Noncurrent liabilities	(779,292)	206,014	(573,278)
Total liabilities	$(1,104,946)	$246,151	$(858,795)
Total net assets (liabilities)	$(738,346)	$—	$(738,346)
The Company recorded the following gains (losses) on derivatives in the Condensed Consolidated Statements of Comprehensive
Income (Loss) for the specified periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net gain (loss) on commodity derivatives settlements	$(30,046)	$41,505	$(241,941)	$3,851
Net gain (loss) on interest rate swaps	18	35	55	105
Total gain (loss) on settled derivatives(a)	$(30,028)	$41,540	$(241,886)	$3,956
Gain (loss) on fair value adjustments of unsettled derivatives(b)	(348,341)	69,508	(393,832)	(8,121)
Total gain (loss) on derivatives	$(378,369)	$111,048	$(635,718)	$(4,165)
(a)Represents the cash settlement of derivatives that were settled during the period.
(b)Represents the change in fair value of derivatives, net of the carrying value of derivatives that were settled during the period.
All derivatives are classified as Level 2 instruments under ASC 820, as their valuation relies on observable market inputs other than quoted prices. For further details related to fair value measurements, refer to Note 12.
Commodity Derivative Contract Modifications and Extinguishments
Occasionally, such as during the acquisition of producing assets, the completion of ABS financings, or in response to fluctuating price

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
environments, the Company may strategically modify, offset, terminate, or expand certain existing hedge positions. These modifications can involve changes to the volume of production covered by contracts, the swap or strike price of specific derivative contracts, and other similar aspects of the derivative agreements. The Company manages distinct, long-dated derivative contract portfolios for its ABS financings and term loans. Additionally, the Company maintains a separate derivative contract portfolio for assets secured by the Credit Facility. These derivative contract portfolios associated with the Company’s ABS financings, term loans, and Credit Facility are presented in the Company’s Condensed Consolidated Balance Sheets.
2026 Modifications and Extinguishments
In September 2026, the Company paid $5 million to buy out certain deferred option premiums. As these modifications were made in the normal course of business, they are presented as an operating activity in the Condensed Consolidated Statements of Cash Flows.
In June 2026, the Company paid $8 million to modify contracts associated with the ABS IV Notes in connection with their extinguishment. As these modifications were associated with a borrowing transaction, these amounts are presented as a financing activity in the Condensed Consolidated Statements of Cash Flows. Refer to Note 11 for additional information regarding borrowings.
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
Refer to Note 11 for additional information regarding borrowings.
Note 8 - Stockholders' Equity
The Company is authorized to issue up to 350,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2026 and December 31, 2025, the Company had 70,719,000 and 76,979,625 shares of common stock issued and outstanding, respectively.
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
No gain or loss is recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) upon the purchase, sale, issuance, or cancellation of treasury stock. As of September 30, 2026, the Company held no treasury stock.
Employee Benefit Trust (“EBT”)
In March 2022, the Company established the EBT to benefit its employees. The Company provides funding to the EBT to facilitate the acquisition of shares. These shares are held in the EBT to fulfill awards and grants under the Company’s 2017 and 2025 Equity
Incentive Plans and the Employee Stock Purchase Plan (the “ESPP”). Shares held by the EBT are accounted for in the same manner as treasury stock and are presented as a reduction of stockholders’ equity in the Condensed Consolidated Financial Statements until the shares are used to satisfy employee awards.
No shares were acquired by the EBT during the nine months ended September 30, 2026. During the nine months ended September 30,
2025, 968,778 shares were acquired by the EBT for approximately $13 million. As of September 30, 2026, the EBT held a total of
1,640,482 shares. For further details related to share-based compensation, refer to Note 9.
Stock Repurchase Program
During the nine months ended September 30, 2026, the Company repurchased 6,676,753 shares of common stock at an average price of $14.07 per share, amounting to a total of $94 million and representing 9% of common stock issued and outstanding as of September

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
30, 2026. During the nine months ended September 30, 2025, the Company repurchased 3,779,460 shares of common stock at an average price of $13.61 per share, amounting to a total of $51 million and representing 5% of common stock issued and outstanding as of September 30, 2025.
Shares repurchased by the Company are cancelled upon repurchase and are not held as treasury stock. The Company accounts for the cancellation of repurchased shares as a reduction of common stock for the par value of the shares cancelled, with the remaining repurchase price recorded as a reduction of additional paid-in capital in the Condensed Consolidated Financial Statements.
Dividends
Dividends are declared at the discretion of the Board of Directors and are subject to applicable law and contractual restrictions.
Dividends are paid to holders of record as of the record date. Dividends are waived on shares held in the EBT.
The Company’s ability to pay dividends is subject to certain restrictions under its Credit Facility and other debt agreements, which may limit dividend payments based on leverage ratios and other financial covenants. Refer to Note 11 for additional information.
Note 9 - Compensation Plans
Equity Incentive Plans
The 2017 Equity Incentive Plan (the “2017 Plan”), as amended on April 9, 2025, authorized issuances of up to 10% of the Company’s outstanding common stock and had 3,947,882 shares subject to outstanding awards as of November 21, 2025. On that date, the
Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which authorized and reserved 6,892,551 shares of common stock, consisting of 2,944,669 newly authorized shares plus shares underlying outstanding awards under the 2017 Plan that may become available upon forfeiture, cancellation, expiration, cash settlement, or withholding for taxes or exercise prices. Upon adoption of the 2025 Plan, no further awards may be granted under the 2017 Plan, and only shares underlying awards outstanding as of
November 21, 2025 may be issued thereunder. As of September 30, 2026, 1,329,444 shares remained available for grant under the
2025 Plan, under which all future equity awards will be made.
RSU Awards
The following table summarizes RSU equity award activity for the respective periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2025	1,970,907	$12.17
Granted	1,427,841	15.53
Vested	(230,788)	19.84
Forfeited	—	—
Balance as of March 31, 2026	3,167,960	13.12
Granted	8,225	15.27
Vested	—	—
Forfeited	(18,404)	13.80
Balance as of June 30, 2026	3,157,781	13.13
Granted	13,513	14.04
Vested	(27,529)	12.86
Forfeited	(30,327)	13.56
Balance as of September 30, 2026	3,113,438	$13.13
During the nine months ended September 30, 2026, the total fair value of RSUs at the date of vesting was $4 million. As of September
30, 2026, the Company had $24 million of unrecognized share-based compensation expense related to RSUs that will be recognized over a weighted average period of 1.3 years.
RSUs can vest either on a cliff basis or ratably, depending on the service conditions. The fair value of the Company’s RSUs is calculated using the closing price of our common stock on the NYSE at the grant date. This value is then expensed uniformly over the vesting period.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
PSU Awards
The following table summarizes PSU equity award activity for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2025	1,306,690	$11.68
Granted	282,871	32.25
Vested	(286,992)	16.06
Forfeited	—	—
Balance as of March 31, 2026	1,302,569	$15.18
Granted	772	32.25
Vested	—	—
Forfeited	(3,580)	10.92
Balance as of June 30, 2026	1,299,761	$15.20
Granted	—	—
Vested	(4,115)	11.04
Forfeited	(8,840)	12.33
Balance as of September 30, 2026	1,286,806	$15.23
During the nine months ended September 30, 2026, the total fair value of PSUs at the date of vesting was $2 million. As of September
30, 2026, the Company had $9 million of unrecognized share-based compensation expense related to PSUs that will be recognized over a weighted average period of 1.3 years.
PSUs are subject to cliff vesting based on specific performance criteria over a three-year period. Depending on the achievement of these performance targets, the number of units that will vest can vary from 0% to 250% of the initial award.
The fair value of the Company’s PSUs is determined using a Monte Carlo simulation model as of the grant date. This calculated fair value is then expensed uniformly over the vesting period. For PSUs granted during the respective periods presented, the inputs to the
Monte Carlo model included the following:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Risk-free rate of interest	3.8%	3.8%
Volatility(a)	47%	42%
Correlation with comparator group range	0.002 - 0.47	0.14 - 0.33
(a)Volatility utilizes the historical volatility for the Company’s share price.
Share-Based Compensation Expense
The following table presents the share-based compensation expense for the respective periods presented:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
RSUs	$3,704	$1,955	$10,471	$4,672
PSUs	1,341	1,002	3,915	2,645
ESPP	15	27	54	44
Total share-based compensation expense	$5,060	$2,984	$14,440	$7,361
Note 10 - Asset Retirement Obligations
The Company records a liability for the present value of the estimated future retirement costs associated with its natural gas and oil properties. Additionally, the Company records a liability for the future retirement costs of its production facilities and pipelines when required by contract, statute, or legal obligation. As of September 30, 2026, no state contractual agreements or statutes related to
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
The Company incorporates annual inflationary cost increases into its current cost expectations and then discounts the resulting cash flows using a credit-adjusted risk-free discount rate.
The components of the change in our asset retirement obligations are detailed below for the period presented:

Nine Months Ended
(In thousands)	September 30, 2026
Balance at beginning of period	$888,698
Additions(a)	33,230
Accretion expense	40,100
Asset retirement costs	(22,719)
Disposals(b)	(29,719)
Revisions	(3,520)
Balance at end of period	$906,070
Less: Current asset retirement obligations	(36,104)
Noncurrent asset retirement obligations	$869,966
(a)Additions primarily relate to the Sheridan acquisition.
(b)Disposals primarily relate to the Barnett assets divestiture.
Note 11 - Borrowings
The Company’s borrowings consist of the following amounts (in thousands) as of the date presented:

Instrument	Interest Rate		September 30, 2026
Credit Facility	6.87%	(a)	386,000
ABS VIII Notes	7.28%		517,234
ABS IX Notes	6.89%		61,775
ABS X Notes	7.07%		445,147
ABS XI Notes	6.61%		341,410
ABS XII Notes	6.29%		816,626
Nordic Bonds	9.75%		500,000
Other miscellaneous borrowings(b)			81,407
Total borrowings			$3,149,599
Less: Current portion of long-term debt			(104,716)
Less: Deferred financing costs			(37,286)
Less: Original issue discounts			(9,725)
Total noncurrent borrowings, net			$2,997,872
(a)Represents a variable interest rate based on utilization.
(b)Includes $65 million in notes payable issued by a third-party financial institution in September 2026, collateralized by a natural gas processing plant and various natural gas compressors and related support equipment in the Haynesville and Cotton Valley basin, as of September 30, 2026.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Credit Facility
The Company maintains a Credit Facility with a lending syndicate, the borrowing base for which is redetermined semi-annually or in certain other situations as described therein. The Company’s wholly-owned subsidiary, DP RBL Co LLC, serves as the borrower under the Credit Facility. The borrowing base is primarily determined by the value of the natural gas and oil properties that serve as collateral for the lending arrangement, and it may fluctuate due to changes in collateral, which can result from acquisitions or the establishment of ABS, term loans, or other lending structures.
As of September 30, 2026, the Company’s Credit Facility had a borrowing base of $900 million and a maturity of March 2029. The
Credit Facility has an interest rate of SOFR plus an additional spread ranging from 2.75% to 3.75% based on utilization. Interest payments on the Credit Facility are paid on a quarterly basis. Available borrowings under the Credit Facility were $500 million as of
September 30, 2026, which excludes $14 million in letters of credit issued to certain vendors.
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
ABS VIII Notes
In May 2024, the Company formed Diversified ABS VIII LLC (“ABS VIII”), a limited-purpose, bankruptcy-remote, wholly-owned subsidiary, to issue Class A-1 and Class A-2 asset-backed securities (the “Class A-1 ABS VIII Notes,” “Class A-2 ABS VIII Notes,”
and collectively the “ABS VIII Notes”). The Class A-1 ABS VIII Notes were issued with a total principal amount of $400 million, while the Class A-2 ABS VIII Notes were issued with a total principal amount of $210 million. The proceeds from these issuances were used to repay the outstanding principal of the ABS III & ABS V notes, effectively retiring those notes from the Company’s outstanding debt. Consequently, ABS III and ABS V were dissolved. The ABS VIII Notes are secured by the collateral that previously secured the ABS III and ABS V notes, which includes certain upstream producing and midstream assets in the Appalachia basin owned by the Company, and the remaining upstream assets in the Appalachia basin that were not securitized by previous ABS transactions.
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
ABS IX Notes
In June 2024, the Company formed DP Mustang Holdco LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS
IX,” formerly “ABS Facility Warehouse”), to secure a bridge loan facility (the “ABS Facility Warehouse Notes”). The initial draw on the ABS Facility Warehouse Notes amounted to $71 million, which included $66 million in net proceeds, $3 million in restricted cash interest reserve, and $2 million in debt issuance costs. The ABS Facility Warehouse Notes were secured by certain producing assets that previously collateralized the Credit Facility. The ABS Facility Warehouse Notes carried an interest rate of SOFR plus an additional 3.75% and had a legal final maturity date of May 2029. Both interest and principal payments on the ABS Facility
Warehouse Notes were made on a monthly basis.
In September 2024, the Company issued Class A and Class B asset-backed securities (the “Class A ABS IX Notes,” “Class B ABS IX
Notes,” and collectively the “ABS IX Notes”) with a total principal amount of $77 million. The Class A ABS IX Notes were issued with a total principal amount of $71 million, while the Class B ABS IX Notes were issued with a total principal amount of $6 million.
The proceeds from these issuances were used to repay the outstanding principal of the ABS Facility Warehouse Notes, effectively retiring them from the Company’s outstanding debt and resulting in a loss on the early retirement of debt amounting to $2 million. The
Class A ABS IX Notes carry an annual interest rate of 6.555% and have an anticipated repayment date of September 2029 and a legal final maturity date of September 2044. The Class B ABS IX Notes carry an annual interest rate of 11.235%. Both interest and principal payments on the ABS IX Notes are made on a monthly basis.
ABS IX is required to allocate 25% to 100% of any excess cash flow towards additional principal payments. Specifically, (a) (i) if the
DSCR at the applicable payment date is below 1.45 to 1.00, then 100%, (ii) if the DSCR is between 1.45 to 1.00 and 1.55 to 1.00, then
50%, or (iii) if the DSCR is at least 1.55 to 1.00, then 25%; (b) if the production tracking rate is below 80%, then 100%, otherwise
25%; (c) if the LTV exceeds 75%, then 100%, otherwise 25%; or (d) if past the anticipated repayment date, then 100%, otherwise
25%. In addition, while the Class A ABS IX Notes remain outstanding, the Class B ABS IX Notes receive a minimum allocation of
14% of the excess cash flow remaining after the payments ranking senior to them.
ABS X Notes
In February 2025, the Company formed Diversified ABS Phase X LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS X”), to issue Class A-1, Class A-2, and Class B asset-backed securities (the “Class A-1 ABS X Notes,” “Class A-2
ABS X Notes,” “Class B ABS X Notes,” and collectively the “ABS X Notes”) with a total principal amount of $530 million. The
Class A-1 ABS X Notes were issued with a total principal amount of $200 million. The Class A-2 ABS X Notes were issued with a total principal amount of $240 million. The Class B ABS X Notes were issued with a total principal amount of $90 million. The proceeds from these issuances were used to repay the outstanding principal of the ABS I Notes, ABS II Notes, and Term Loan I, effectively retiring those notes from the Company’s outstanding debt. The ABS X Notes are secured by certain upstream producing assets in the Appalachia basin owned by the Company, including those that previously collateralized the ABS I Notes, ABS II Notes, and Term Loan I. Excess proceeds from the issuance of the ABS X Notes were used to fund the Summit acquisition and for general corporate purposes. Refer to Note 2 for additional information regarding acquisitions.
The Class A-1 ABS X Notes carry an annual interest rate of 5.945%. The Class A-2 ABS X Notes carry an annual interest rate of
6.751%. The Class B ABS X Notes carry an annual interest rate of 10.398%. These notes have an anticipated repayment date of
February 2030 and a legal final maturity date of February 2045. Both interest and principal payments on the ABS X Notes are made on a monthly basis.
ABS X is required to allocate 32.5% to 100% of any excess cash flow towards additional principal payments. Specifically, (a) (i) if the
DSCR as of the applicable payment date is below 1.45 to 1.00, then 100%, (ii) if the DSCR is between 1.45 to 1.00 and 1.55 to 1.00, then 50%, or (iii) if the DSCR is at least 1.55 to 1.00, then 32.5%; (b) if the production tracking rate is below 80%, then 100%, otherwise 32.5%; (c) (i) if the LTV exceeds 80%, then 100%, or (ii) if the LTV exceeds 75% but is not more than 80%, then 50%, otherwise 32.5%; or (d) if the aggregate LTV exceeds 90%, then 100%. In addition, while the Class A-1 and Class A-2 ABS X notes remain outstanding, the Class B ABS X Notes receive a minimum allocation of 15% of the excess cash flow remaining after the payments ranking senior to them.
ABS Maverick Notes
In February 2025, the Company formed Maverick ABS Holdings LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS Maverick”), to hold the Class A-1, Class A-2, and Class B asset-backed securities (the “Class A-1 ABS Maverick
Notes,” “Class A-2 ABS Maverick Notes,” “Class B ABS Maverick Notes,” and collectively the “ABS Maverick Notes”) assumed as part of the Maverick acquisition. The ABS Maverick Notes had a total principal amount of $640 million upon issuance. The Class A-1
ABS Maverick Notes were issued with a total principal amount of $285 million. The Class A-2 ABS Maverick Notes were issued with
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
ABS XI Notes
In November 2025, the Company formed DP Keeneland Mile LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary
(“ABS XI”), to issue Class A-1, Class A-2, and Class B asset-backed securities (the “Class A-1 ABS XI Notes,” “Class A-2 ABS XI
Notes,” “Class B ABS XI Notes,” and collectively the “ABS XI Notes”) with a total principal amount of $400 million. The Class A-1
ABS XI Notes were issued with a total principal amount of $247 million. The Class A-2 ABS XI Notes were issued with a total principal amount of $91 million. The Class B ABS XI Notes were issued with a total principal amount of $62 million. The proceeds from this issuance were used to fund, in part, the Canvas acquisition. The ABS XI Notes are secured by certain upstream producing assets acquired in the Canvas acquisition.
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
ABS XI is required to allocate 33% to 100% of any excess cash flow towards additional principal payments. Specifically, (a) (i) if the
DSCR is below 1.15 to 1.00, then 100%, (ii) if the DSCR is between 1.15 to 1.00 and 1.45 to 1.00, then 50%, or (iii) if the DSCR is at least 1.45 to 1.00, then 33%; (b) if the production tracking rate is below 80%, then 100%, otherwise 33%; or (c) if the LTV exceeds
75%, then 100%, otherwise 33%. In addition, while the Class A-1 ABS XI and Class A-2 ABS XI notes remain outstanding, the Class
B ABS XI Notes receive a minimum allocation of 17.5% of the excess cash flow remaining after the payments ranking senior to them.
ABS XII Notes
In May 2026, the Company formed DP Red River LLC, a limited-purpose, bankruptcy-remote, wholly-owned subsidiary (“ABS
XII”), to issue Class A-1 and Class A-2 asset-backed securities (the “Class A-1 ABS XII Notes,” “Class A-2 ABS XII Notes,” and
collectively the “ABS XII Notes”) with a total principal amount of $850 million. The Class A-1 ABS XII Notes were issued with a total principal amount of $590 million. The Class A-2 ABS XII Notes were issued with a total principal amount of $260 million. The proceeds from this issuance were used to repay the outstanding principal of the ABS Maverick Notes and ABS VI Notes, pay any
related premiums, fees, and expenses, and for general corporate purposes. The ABS XII Notes are secured by specific upstream producing assets in the Western Anadarko Basin that previously collateralized the ABS Maverick Notes and ABS VI Notes.
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
Nordic Bonds
In April 2025, the Company issued $300 million of new senior secured notes in the Nordic bond market (the “Nordic Bonds”) at a 2%
discount, resulting in net proceeds of $294 million. The proceeds were used to repay existing indebtedness and for general corporate purposes. The Nordic Bonds mature in April 2029 and bear interest at a fixed rate of 9.75% per annum, payable semi-annually in arrears. The Nordic Bonds are secured by (i) all of the Company’s U.S. bank accounts, (ii) the equity interests in Diversified Gas and
Oil Company (“DGOC”) as well as DGOC’s equity interests in its direct operating subsidiaries and (iii) interests in certain intercompany loans.
The Nordic Bonds were listed for trading on the Oslo Stock Exchange in October 2025.
In February 2026, the Company completed a $200 million tap-on offering, increasing the aggregate principal amount of the outstanding Nordic Bonds to $500 million. The additional Nordic Bonds were issued at a 3.5% discount, resulting in net proceeds of
$193 million before transaction costs and other fees. The proceeds were used for general corporate purposes. The additional Nordic
Bonds were listed for trading on the Oslo Stock Exchange in July 2026.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Early Retirement of Debt
In February 2025, the Company used proceeds from the ABS X Notes to repay the outstanding principal of the ABS I & ABS II notes and Term Loan I (each as previously defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025), thereby retiring the ABS I & ABS II notes and Term Loan I from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of $27 million. Concurrently, Diversified ABS Holdings LLC, Diversified ABS Phase II Holdings LLC, and DP
Bluegrass Holdings LLC were dissolved. The ABS X Notes are secured by the collateral previously securing the ABS I & ABS II notes, along with a portion of the collateral previously securing Term Loan I.
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
In May 2026, the Company used proceeds from the ABS XII Notes to repay the outstanding principal of the ABS Maverick Notes and
ABS VI Notes, thereby retiring the ABS Maverick Notes and ABS VI Notes from the Company’s outstanding debt, and resulting in a loss on the early retirement of debt of $21 million. Concurrently, Maverick ABS Holdings LLC and Diversified ABS VI LLC were dissolved. The ABS XII Notes are secured by the collateral previously securing the ABS Maverick Notes and ABS VI Notes.
In June 2026, the Company used proceeds from the Barnett assets divestiture to repay the outstanding principal of the ABS IV Notes, thereby retiring the ABS IV Notes from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of
$2 million. Concurrently, Diversified ABS IV LLC was dissolved.
Debt Covenants
Credit Facility
As of September 30, 2026, the Credit Facility contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: maintenance of books and records; financial reporting and notification; compliance with laws; maintenance of properties and insurance; maintenance of hedged volumes; and limitations on incurrence of indebtedness, liens, fundamental changes, international operations, asset sales, making certain debt payments and amendments, restrictive agreements, investments, restricted payments and hedging. The restricted payment provision governs the Company’s ability to make discretionary payments such as dividends, share repurchases, or other discretionary payments. DP RBL Co LLC may make such discretionary payments only if, after giving pro forma effect to the payment and provided that no default, event of default or borrowing base deficiency exists or would result, either (i) the ratio of total net debt to EBITDAX is less than 1.50 to 1.00 and liquidity (unrestricted cash, subject to a cap, plus unused commitments under the Credit Facility) is greater than 20% of the borrowing base, or (ii) the ratio of total net debt to EBITDAX does not exceed 2.00 to 1.00, available free cash flow is greater than zero, and liquidity is at least 20%
of the borrowing base. When the ratio of total net debt to EBITDAX exceeds 2.00 to 1.00, these discretionary payments are not permitted, although certain limited restricted payments, including distributions to fund corporate expenses, remain permitted.
Additional covenants require DP RBL Co LLC to maintain a ratio of total net debt to EBITDAX of not more than 3.25 to 1.00 and a ratio of current assets (with certain adjustments) to current liabilities of not less than 1.00 to 1.00 as of the last day of each fiscal quarter.
As of September 30, 2026, the Company was in compliance with all covenants for its Credit Facility.
ABS VIII, IX, X, XI, and XII Notes (collectively, the “ABS Notes”) and the Nordic Bonds
The ABS Notes and Nordic Bonds are governed by a series of covenants and restrictions typical for such transactions, including (i) in the case of the ABS Notes, the requirement for the issuer to maintain specified reserve accounts to ensure the payment of interest on the ABS Notes, (ii) provisions for optional and mandatory prepayments, specified make-whole payments under certain conditions, (iii)
covenants related to recordkeeping, access to information and similar matters, and (iv) compliance with all applicable laws and regulations.
The ABS Notes have an anticipated repayment date, which occurs between May 2029 and May 2031, that precedes their legal final maturity date. The Company currently expects to repay or refinance each such series on or prior to its anticipated repayment date.
If a series of ABS Notes is not repaid or refinanced by its anticipated repayment date, an accelerated amortization event occurs under the applicable indenture. In that event, substantially all cash flow generated by the assets securing that series, after payment of senior fees, hedge amounts, interest and scheduled principal, is applied to repay principal of that series and is not available for distribution to the Company. In addition, the interest rate on the ABS VIII, IX, and X Notes increases by 2% per annum, and an additional amount accrues on the ABS XII Notes at 2% per annum on their outstanding principal balance, which is not interest and is payable only from cash flow remaining after payment of principal. The ABS XI Notes do not provide for an increased interest rate or additional amount after their anticipated repayment date. The failure to repay a series of ABS Notes on its anticipated repayment date is not an event of

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
default under the applicable indenture and does not accelerate, or constitute a default under, any other series of ABS Notes, the Credit
Facility or the Nordic Bonds.
The ABS Notes are also subject to customary accelerated amortization events as outlined in the indentures governing such notes.
These events may include failure to maintain specified debt service coverage or loan to value ratios, failure to meet certain production metrics, certain defaults by the manager under the management services agreement, certain payment defaults on other indebtedness of the Company and its affiliates, and non-compliance with hedging requirements, as applicable.
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
Additionally, the Nordic Bonds contain the following financial covenants: (i) the leverage ratio shall not exceed 3.5x, (ii) the asset coverage ratio shall not be less than 1.20 to 1.00, (iii) book equity shall not be less than $500 million, and (iv) liquidity shall not be less than 25% of the outstanding bonds.
As of September 30, 2026, the Company was in compliance with all covenants related to the ABS Notes and Nordic Bonds.
Future Maturities
The table below represents the Company’s future maturities of its total borrowings as of September 30, 2026, excluding deferred financing costs, premiums, and discounts, and does not reflect the effect of the anticipated repayment dates of the ABS Notes, which occur between May 2029 and May 2031:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total debt
Debt maturity	$39,070	$97,102	$90,903	$984,337	$173,013	$1,765,174	$3,149,599
Interest Expense
The following table details the Company’s interest expense for each of the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest incurred
Borrowings	$63,517	$57,627	$189,461	$157,734
Other	201	411	1,231	1,036
Total interest incurred	63,718	58,038	190,692	158,770
Less: Capitalized interest	(2,590)	(1,995)	(4,841)	(3,885)
Interest expense	$61,128	$56,043	$185,851	$154,885
Fair Value
The table below represents the fair value of the Company’s debt structures for the date presented:

As of
(in thousands)	September 30, 2026
Credit Facility(a)	$386,000
ABS notes(b)	2,126,919
Nordic Bonds(b)	498,854
Other miscellaneous borrowings(a)	81,407
Total fair value of outstanding debt	$3,093,180
(a)Carrying value approximates fair value.
(b)Fair values are measured using a market approach, based upon market rates, which are Level 2 inputs.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 12 - Fair Value
The fair value of an asset or liability is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use
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
There were no transfers between fair value levels for the three and nine months ended September 30, 2026.
Recurring Fair Value Measurements
Derivatives
The Company measures the fair value of its derivatives in accordance with ASC 820, Fair Value Measurement, utilizing valuation models that incorporate observable market inputs whenever available. These inputs typically include contractual terms, current market prices, forward price curves for natural gas, NGLs, and oil, relevant interest rate yield curves (such as U.S. Treasury and SOFR), and volatility factors.
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
Changes in key inputs, such as volatility, may result in changes to the fair value measurement of the Company’s derivatives.
The following table presents assets and liabilities measured at fair value on a recurring basis for the date presented:

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets
Derivatives	—	120,449	—
Liabilities
Derivatives	—	(858,795)	—
Total net assets (liabilities)	$—	$(738,346)	$—
Nonrecurring Fair Value Measurements
Impairment of Proved Natural Gas & Oil Properties
When impairment occurs, the Company estimates the fair value of the impaired proved natural gas and oil properties through a discounted cash flow method, which incorporates Level 3 inputs.

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
Financial Instruments Not Measured at Fair Value
The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to their highly liquid or short-term nature. The Company’s Credit Facility (see Note
11) has a recorded value that approximates fair market value, as it bears interest at a floating rate that approximates a current market rate.
Note 13 - Commitments & Contingencies
Delivery Commitments
We have contractually agreed to deliver firm quantities of natural gas to various customers, which we expect to fulfill with production from existing reserves. To ensure we meet these commitments, we regularly monitor our proved developed reserves.
The following table summarizes our total undiscounted commitments, compiled using best estimates based on our sales strategy, as of
September 30, 2026.

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Natural gas (MMcf)	80,994	119,233	65,092	49,412	49,412	916,050	1,280,193
Litigation and Regulatory Proceedings
The Company is involved in various pending legal issues that have arisen in the ordinary course of business. The Company accrues for litigation, claims, and proceedings when a liability is both probable and the amount can be reasonably estimated. As of September 30,
2026, the Company did not have any material amounts accrued related to litigation or regulatory matters.
For any matters not accrued for, it is not possible to estimate the amount of any additional loss or range of loss that is reasonably possible. However, based on the nature of the claims and available defenses, management believes that current litigation, claims, and proceedings are not, individually or in the aggregate, after considering insurance coverage and indemnification, likely to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
The Company has no other contingent liabilities that would have a material impact on the Company’s financial position, results of operations, or cash flows.
Environmental Matters
The Company’s operations are subject to environmental laws and regulations in all the jurisdictions where it operates, and the
Company was in material compliance as of September 30, 2026. However, the Company is unable to predict the impact of additional environmental laws and regulations that may be adopted in the future, including whether they would adversely affect its operations.
The Company can offer no assurance regarding the significance or cost of compliance associated with any new environmental legislation or regulation once implemented.

Table of Contents	Notes to the Condensed Consolidated Financial Statements (Unaudited)	Diversified Energy
Note 14 - Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Supplemental cash flow information:
Cash paid for interest	$165,345	$135,978
Cash paid for income taxes	11,518	2,777
Cash paid for amounts included in the measurement of operating lease liabilities	7,645	2,798
Cash paid for amounts included in the measurement of finance lease liabilities	17,819	10,805
Supplemental disclosure of non-cash transactions:
Issuance of common stock for acquisitions	$—	$253,270
Additions to asset retirement obligations	33,230	127,430
Right-of-use assets obtained in exchange for operating lease liabilities	52,612	28,349
Right-of-use assets obtained in exchange for finance lease liabilities	26,415	36,373
Cash paid for amounts included in the measurement of operating lease liabilities represents total lease payments made during the period. For finance leases, cash paid for amounts included in the measurement of lease liabilities represents the principal portion of lease payments. Interest paid on finance leases is included in cash paid for interest.
Note 15 - Subsequent Events
Dividends
In November 2026, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of
$0.29 per share. The dividend is payable on March 31, 2027 to stockholders of record as of the close of business on February 26,
2027.
Borrowings
In October 2026, the Company entered into an amendment in connection with the semi-annual redetermination of the borrowing base under the Credit Facility. Pursuant to the amendment, the borrowing base increased from $900 million to $1 billion, and the Company renegotiated certain of its covenants. Additionally, the maturity date was changed from March 14, 2029 to the earlier of October 27,
2030 and the date 91 days before the stated maturity of the Nordic Bonds, which is currently January 8, 2029. In connection with the redetermination, the Company used borrowings under the Credit Facility to fully repay the outstanding balance of the ABS IX Notes, which totaled approximately $64 million, including accrued interest and premiums. Following the repayment, the assets that collateralized the ABS IX Notes were added as collateral under the Credit Facility.

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
In this discussion and analysis of financial condition and results of operations, we address topics such as acquisitions, tax matters, derivatives, stockholders’ equity, asset retirement obligations, and borrowings. For more detailed information on these areas, refer to
Notes 2, 3, 4, 7, 8, 10, 11, and 15 within the Notes to the Condensed Consolidated Financial Statements. These notes provide comprehensive disclosures and explanations that support the analysis presented in this section.
Recent Developments
•On September 2, 2026, we entered into definitive agreements to acquire Birch Permian Holdings, Inc. and certain affiliated companies. Pursuant to the pending acquisition, we will acquire approximately 46,000 net mineral acres in the Midland Basin, including approximately 500 gross (480 net total) operated wells, as well as integrated midstream and water infrastructure assets.
The aggregate purchase price for the acquisition is approximately $1.8 billion (inclusive of repayment of indebtedness), subject to customary adjustments, and is expected to be funded by an asset-backed securitization of approximately $1.5 billion in advance of closing and liquidity under the Company’s Credit Facility. The acquisition is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions.
•In July 2026, the Company and funds and accounts managed by Carlyle formed DP Eagle. The Company contributed $55 million in cash for a 40% equity interest in DP Eagle, and Carlyle contributed $82 million in cash for a 60% equity interest. DP Eagle issued $895 million of ABS notes, together with the equity contributions from the Company and Carlyle, to fund an acquisition of producing properties in the Anadarko Basin in Oklahoma from Camino. In connection with the formation of DP Eagle, the
Company acquired undeveloped acreage from Camino for approximately $170 million. Refer to Note 2 for additional information regarding the Camino acquisition.
•For the nine months ended September 30, 2026, we repurchased 6,676,753 shares, representing approximately 9% of the shares outstanding as of September 30, 2026.
Market Conditions
Our business continued to be influenced by a range of external factors in 2026, including commodity price volatility, geopolitical developments, and evolving supply and demand dynamics. We are a U.S. domestic energy producer focused primarily on the production of natural gas, while oil and NGLs also represent a significant portion of our production revenue. During the third quarter,
Henry Hub natural gas prices remained volatile, reflecting changes in domestic supply and demand, weather-driven demand and continued growth in demand for U.S. LNG exports. Henry Hub natural gas prices averaged approximately $2.95 per MMbtu in the third quarter, compared with an average of approximately $2.90 and $5.04 per MMbtu in the second and first quarters, respectively.
Oil prices remained elevated and volatile during the third quarter, primarily because of continued supply disruptions in the Middle
East. WTI crude oil prices averaged approximately $85.79 per barrel in the third quarter, compared with an average of approximately
$92.79 and $71.93 per barrel in the second and first quarters, respectively, and $64.93 per barrel in the third quarter of 2025. Oil prices eased early in the quarter as flows through the Strait of Hormuz partially recovered following the June interim agreement between the
United States and Iran. WTI prices rose again after military strikes resumed in July and climbed further in September as attacks on energy infrastructure in the Middle East and Russia intensified. Declining global oil inventories also contributed to higher prices late in the quarter.
Domestically, continued growth in U.S. LNG export capacity supported demand for natural gas, while tariffs on certain imported steel, aluminum and derivative products contributed to uncertainty regarding the cost of certain equipment and materials. Higher oil prices increased our average realized oil prices before the effect of derivative settlements. However, our hedging program limited the impact of the higher prices. Our vertically integrated operating model may reduce our exposure to certain cost and supply chain pressures, while our hedging program continues to mitigate our exposure to commodity price volatility and supports cash flow stability.
We also continued to monitor inflationary pressures, labor availability and supply chain conditions affecting the broader industry.
Despite ongoing commodity price volatility, geopolitical uncertainty and changing market conditions, we remain focused on optimizing our asset base, managing costs and enhancing operational efficiency. Our integrated operating model and strategic positioning support our ability to manage market fluctuations and pursue long-term opportunities in the U.S. oil and natural gas sector.

Table of Contents	MD&A	Diversified Energy
Refer to the Company’s “Risk Factors” previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended
December 31, 2025, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months
Ended September 30, 2025
Production Volumes

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Net production
Natural gas (MMcf)	78,781	76,615	2,166	3%
NGLs (MBbls)	2,573	2,262	311	14%
Oil (MBbls)	2,525	2,255	270	12%
Total production (MMcfe)(a)	109,369	103,717	5,652	5%
Average daily production (MMcfepd)	1,189	1,127	62	6%
% Natural gas (Mcfe basis)	72%	74%
(a)The basis for converting oil and NGL volumes (MBbls) to natural gas equivalent volumes (MMcfe) is determined by using the ratio of one Bbl of oil or NGLs to six Mcf of natural gas.
The increase in production volumes for the three months ended September 30, 2026 compared to the three months ended September
30, 2025 was primarily related to the Canvas and Sheridan acquisitions in the fourth quarter of 2025 and second quarter of 2026, respectively, as well as our continued non-operated development investment. These increases were partially offset by the Barnett asset sale in the second quarter of 2026 and normal production declines.
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
liquidity, uphold our financial flexibility, and protect long-term stockholder value across a range of pricing scenarios.
The following table summarizes our average realized sales prices and benchmark prices for the periods presented:

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Average realized sales prices (before derivative settlements)
Natural gas (Mcf)	$2.17	$2.26	$(0.09)	(4)%
NGLs (Bbls)	30.82	22.12	8.70	39%
Oil (Bbls)	86.87	66.16	20.71	31%
Total (Mcfe)	$4.29	$3.59	$0.70	19%
Average realized sales prices (after derivative settlements)
Natural gas (Mcf)	$2.67	$2.71	$(0.04)	(1)%
NGLs (Bbls)	23.17	22.94	0.23	1%
Oil (Bbls)	67.29	68.67	(1.38)	(2)%
Total (Mcfe)	$4.02	$3.99	$0.03	1%
Average benchmark prices
Henry Hub (Mcf)	$2.95	$3.07	$(0.12)	(4)%
Mont Belvieu (Bbls)	33.15	30.68	2.47	8%

Table of Contents	MD&A	Diversified Energy

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
WTI (Bbls)	85.79	64.93	20.86	32%
Commodity Revenue
The following table reconciles the change in commodity revenue (excluding the impact of derivatives settled in cash) by reflecting the effect of changes in volume and in the underlying prices:

(In thousands)	Natural Gas	NGLs	Oil	Total
Commodity revenue for the three months ended September 30, 2025	$173,525	$50,040	$149,193	$372,758
Volume increase (decrease)	4,895	6,879	17,863	29,637
Price increase (decrease)	(7,485)	22,380	52,285	67,180
Net increase (decrease)	(2,590)	29,259	70,148	96,817
Commodity revenue for the three months ended September 30, 2026	$170,935	$79,299	$219,341	$469,575
Commodity revenue for the three months ended September 30, 2026 increased 26% compared to the three months ended September
30, 2025. The increase was primarily related to the 19% increase in average realized sales prices, excluding the impact of derivatives settled in cash, and the 5% increase in sold volumes primarily due to the acquisitions and non-operated development as discussed above.
Commodity Derivatives
To manage our cash flows in a volatile commodity price environment, we utilize commodity derivative contracts that enable us to secure fixed per-unit sales prices for a portion of our production. As of September 30, 2026, approximately 80% of our production was fixed through commodity derivative contracts over the next twelve months. The tables below set forth the impact of commodity derivatives settlements on commodity revenue:

	Three Months Ended September 30, 2026
(In thousands, except per unit)	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
Excluding hedge impact	$170,935	$2.17	$79,299	$30.82	$219,341	$86.87	$469,575	$4.29
Gain (loss) on commodity derivatives settlements	39,071	0.50	(19,690)	(7.65)	(49,427)	(19.58)	(30,046)	(0.27)
Including hedge impact	$210,006	$2.67	$59,609	$23.17	$169,914	$67.29	$439,529	$4.02

	Three Months Ended September 30, 2025
(In thousands, except per unit)	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
Excluding hedge impact	$173,525	$2.26	$50,040	$22.12	$149,193	$66.16	$372,758	$3.59
Gain (loss) on commodity derivatives settlements	33,984	0.45	1,861	0.82	5,660	2.51	41,505	0.40
Including hedge impact	$207,509	$2.71	$51,901	$22.94	$154,853	$68.67	$414,263	$3.99

Table of Contents	MD&A	Diversified Energy
Gain (Loss) on Derivatives
The table below sets forth the impact of settlements and fair value adjustments on derivatives for the periods presented:

	Three Months Ended
(In thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Net gain (loss) on commodity derivatives settlements	$(30,046)	$41,505	$(71,551)	(172)%
Net gain (loss) on interest rate swaps	18	35	(17)	(49)%
Total gain (loss) on settled derivatives(a)	$(30,028)	$41,540	$(71,568)	(172)%
Gain (loss) on fair value adjustments of unsettled derivatives(b)	(348,341)	69,508	(417,849)	(601)%
Total gain (loss) on derivatives	$(378,369)	$111,048	$(489,417)	(441)%
(a)Represents the cash settlement of derivatives that were settled during the period.
(b)Represents the change in fair value of derivatives, net of the carrying value of derivatives that were settled during the period.
The change in this metric was primarily driven by a decrease in the value of settled and unsettled derivatives due to increased liquids commodity prices both during the period and based on forward commodity pricing movement.
Operating Expenses

	Three Months Ended September 30,				Total Change		Per Mcfe Change
(In thousands, except per unit data)	2026	Per Mcfe	2025	Per Mcfe	$	%	$	%
Lease operating expenses	$135,916	$1.24	$125,786	$1.21	$10,130	8%	$0.03	2%
Production taxes	25,912	0.24	23,335	0.22	2,577	11%	0.02	9%
Midstream operating expenses	20,430	0.19	20,864	0.20	(434)	(2)%	(0.01)	(5)%
Transportation expenses	23,690	0.22	26,448	0.26	(2,758)	(10)%	(0.04)	(15)%
Accretion of asset retirement obligation	13,371	0.12	10,443	0.10	2,928	28%	0.02	20%
General and administrative expense	36,926	0.34	35,110	0.34	1,816	5%	—	—%
Depreciation, depletion and amortization	105,122	0.96	91,116	0.88	14,006	15%	0.08	9%
(Gain) loss on natural gas and oil properties and equipment	(17,602)	(0.16)	(14,216)	(0.14)	(3,386)	24%	(0.02)	14%
Total operating expenses	$343,765	$3.15	$318,886	$3.07	$24,879	8%	$0.08	3%
Lease Operating Expense (“LOE”): LOE includes costs incurred to maintain producing properties. Such costs include direct and contract labor, repairs and maintenance, water hauling, compression, automobile, insurance, and materials and supplies expenses.
The increase in LOE and LOE per Mcfe was primarily driven by the acquisition of Canvas in the fourth quarter of 2025 and the acquisition of Sheridan in the second quarter of 2026. Specifically, the increase in LOE per Mcfe was primarily related to a greater exposure to liquids production. Areas with higher liquids output tend to incur elevated operating costs, although they also benefit from higher realized prices.
Production Taxes: Production taxes include severance and property taxes. Severance taxes are generally paid on produced natural gas, NGLs and oil production at fixed rates established by federal, state, or local taxing authorities. Property taxes are generally based on the taxing jurisdictions’ valuation of our natural gas and oil properties and midstream assets.
The increase in production taxes and production taxes per Mcfe was primarily related to an increase in severance taxes as a result of an increase in revenue due to higher commodity prices and production volumes for oil and NGLs and the additional value of added liquids revenue due to the acquisitions discussed above.
Midstream Operating Expense: Midstream operating expenses are costs incurred to operate our owned midstream assets inclusive of employee and benefit expenses.
The decrease in midstream operating expense per Mcfe was primarily related to maintaining a consistent level of midstream assets while continuing to increase overall production for the third quarter of 2026, following the acquisition of Canvas in the fourth quarter of 2025 and Sheridan in the second quarter of 2026. By keeping midstream operations relatively unchanged and expanding production volumes, the per unit cost of midstream operations declined.

Table of Contents	MD&A	Diversified Energy
Transportation Expense: Transportation expenses are costs incurred from third-party systems to gather, process and transport our natural gas, NGLs and oil.
The decrease in transportation expense was primarily driven by the sale of the Barnett assets in the second quarter of 2026, as these assets carried higher gathering and transportation costs. The decrease in transportation expense per Mcfe was also driven by additional liquids production, as transportation costs are primarily associated with the movement of natural gas volumes.
Accretion of Asset Retirement Obligation (“Accretion”): Accretion represents the change in the carrying amount of the asset retirement obligation over time. This expense reflects the gradual recognition of the future costs associated with retiring natural gas and oil wells.
The increase in accretion was primarily related to the Canvas and Sheridan acquisitions in the fourth quarter of 2025 and second quarter of 2026, respectively. This increase was partially offset by the divestiture of the Barnett assets in the second quarter of 2026.
General & Administrative Expense (“G&A”): G&A includes overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our operations, franchise taxes, audit and other professional fees, legal compliance, equity compensation, and non-recurring costs primarily related to acquisitions.
G&A and G&A per Mcfe remained consistent as a result of recognizing administrative synergies and leveraging our existing infrastructure in 2026, which offset acquisition-related headcount increases.
Depreciation, Depletion & Amortization Expense (“DD&A”): DD&A expenses are non-cash charges that allocate the cost of assets and natural resources over their useful lives, reflecting their wear and tear, usage, or consumption.
The increase in DD&A was primarily related to a higher DD&A rate and a 5% increase in production compared to the prior-year period. The higher DD&A rate reflected an increase in the depreciable base relative to estimated proved reserves, primarily related to the Sheridan acquisition in the second quarter of 2026, the Camino acquisition in the third quarter of 2026, and the sale of the Barnett assets in the second quarter of 2026. Production increased primarily due to the Canvas and Sheridan acquisitions and continued non-
operated development activity, partially offset by the sale of the Barnett assets and normal production declines.
Gain (Loss) on Natural Gas and Oil Properties and Equipment: Gains and (losses) on natural gas and oil properties and equipment represent the difference between cash proceeds and recorded basis of sales of natural gas and oil properties and equipment.
The increase in this metric was related to acreage sale activity as well as routine disposals of property, plant, and equipment. For the three months ended September 30, 2026, we recognized a gain of $21 million from acreage sales compared to $20 million for the three months ended September 30, 2025. Additionally, the disposal of various property, plant and equipment in the normal course of business resulted in a loss on natural gas and oil properties and equipment of $4 million for the three months ended September 30,
2026 compared to $5 million for the three months ended September 30, 2025.
Other Income (Expense)

	Three Months Ended
(In thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Income (loss) from equity affiliate	$(37,267)	$—	$(37,267)	—%
Interest expense	(61,128)	(56,043)	(5,085)	9%
Loss on debt extinguishment	(761)	—	(761)	—%
Other income (expense)	126	926	(800)	(86)%
Total other income (expense)	$(99,030)	$(55,117)	$(43,913)	80%
Income (Loss) from Equity Affiliate
The Company recognized losses of $37 million for the three months ended September 30, 2026, related to the Company's 40% equity interest in DP Eagle, which was acquired on July 2, 2026. These losses were primarily the result of a decrease in the Company’s share of the value of DP Eagle’s unsettled derivatives due to increased liquids commodity prices during the period.

Table of Contents	MD&A	Diversified Energy
The summarized financial information for DP Eagle is as follows:

Three Months Ended
(In thousands)	September 30, 2026
Commodity revenue	$113,350
Gain (loss) on derivatives(a)	(137,180)
Total revenue	(23,830)
Operating expenses	(51,929)
Operating income (loss)	(75,759)
Interest expense	(14,480)
Other income (expense)	(2,928)
Net income (loss)	$(93,167)

DEC share of net income (loss)	$(37,267)
DEC operating distributions received from DP Eagle	$6,571
DEC management fees received from DP Eagle	$2,029
(a)Includes losses on fair value adjustments of unsettled derivatives of $123 million and losses on settled derivatives of $14 million.
Interest Expense

	Three Months Ended
(In thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Interest incurred
Borrowings	$63,517	$57,627	$5,890	10%
Other	201	411	(210)	(51)%
Total interest incurred	63,718	58,038	5,680	10%
Less: Capitalized interest	(2,590)	(1,995)	(595)	30%
Interest expense	$61,128	$56,043	$5,085	9%
The increase in interest expense was primarily related to the issuance of the ABS XI Notes in November 2025, the tap-on offering of
Nordic Bonds in February 2026, and the issuance of the ABS XII Notes in May 2026. This increase was partially offset by lower outstanding balances on our previously existing ABS structures and Credit Facility.
As of September 30, 2026 and December 31, 2025, total borrowings were approximately $3 billion. For the three months ended
September 30, 2026, the weighted average interest rate on borrowings was 7.27% compared to 7.88% for the three months ended
September 30, 2025. As of September 30, 2026, 72% of our borrowings resided in non-recourse, fixed-rate, hedge-protected, amortizing structures compared to 71% as of September 30, 2025.
Results of Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months
Ended September 30, 2025
Production Volumes

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Net production
Natural gas (MMcf)	236,334	216,721	19,613	9%
NGLs (MBbls)	7,989	6,173	1,816	29%
Oil (MBbls)	7,818	5,376	2,442	45%
Total production (MMcfe)(a)	331,176	286,015	45,161	16%
Average daily production (MMcfepd)	1,213	1,048	165	16%
% Natural gas (Mcfe basis)	72%	76%
(a)The basis for converting oil and NGL volumes (MBbls) to natural gas equivalent volumes (MMcfe) is determined by using the ratio of one Bbl of oil or NGLs to six Mcf of natural gas.

Table of Contents	MD&A	Diversified Energy
The increase in production volumes for the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025 was primarily related to the Maverick acquisition in the first quarter of 2025, the Canvas acquisition in the fourth quarter of
2025, and the Sheridan acquisition in the second quarter of 2026, as well as our continued non-operated development investment.
These increases were partially offset by the Barnett asset sale in the second quarter of 2026 and normal production declines.
Commodity Pricing
The following table summarizes our average realized sales prices and benchmark prices for the periods presented:

	Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Average realized sales prices (before derivative settlements)
Natural gas (Mcf)	$2.75	$2.75	$—	—%
NGLs (Bbls)	28.30	24.43	3.87	16%
Oil (Bbls)	83.73	65.33	18.40	28%
Total (Mcfe)	$4.62	$3.84	$0.78	20%
Average realized sales prices (after derivative settlements)
Natural gas (Mcf)	$2.54	$2.76	$(0.22)	(8)%
NGLs (Bbls)	22.20	23.04	(0.84)	(4)%
Oil (Bbls)	65.20	67.16	(1.96)	(3)%
Total (Mcfe)	$3.89	$3.85	$0.04	1%
Average benchmark prices
Henry Hub (Mcf)	$3.63	$3.39	$0.24	7%
Mont Belvieu (Bbls)	32.62	36.10	(3.48)	(10)%
WTI (Bbls)	83.50	66.70	16.80	25%
Commodity Revenue
The following table reconciles the change in commodity revenue (excluding the impact of derivatives settled in cash) by reflecting the effect of changes in volume and in the underlying prices:

(In thousands)	Natural Gas	NGLs	Oil	Total
Commodity revenue for the nine months ended September 30, 2025	$594,966	$150,785	$351,194	$1,096,945
Volume increase (decrease)	53,936	44,365	159,536	257,837
Price increase (decrease)	(122)	30,921	143,901	174,700
Net increase (decrease)	53,814	75,286	303,437	432,537
Commodity revenue for the nine months ended September 30, 2026	$648,780	$226,071	$654,631	$1,529,482
The increase in commodity revenue was primarily related to the 20% increase in average realized sales prices, excluding the impact of derivatives settled in cash, and a 16% increase in sold volumes.

Table of Contents	MD&A	Diversified Energy
Commodity Derivatives
To manage our cash flows in a volatile commodity price environment, we utilize commodity derivative contracts that enable us to secure fixed per-unit sales prices for a portion of our production. As of September 30, 2026, approximately 80% of our production was fixed through commodity derivative contracts over the next twelve months. The tables below set forth the impact of commodity derivatives settlements on commodity revenue:

	Nine Months Ended September 30, 2026
(In thousands, except per unit)	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
Excluding hedge impact	$648,780	$2.75	$226,071	$28.30	$654,631	$83.73	$1,529,482	$4.62
Gain (loss) on commodity derivatives settlements	(48,298)	(0.21)	(48,723)	(6.10)	(144,920)	(18.53)	(241,941)	(0.73)
Including hedge impact	$600,482	$2.54	$177,348	$22.20	$509,711	$65.20	$1,287,541	$3.89

	Nine Months Ended September 30, 2025
(In thousands, except per unit)	Natural Gas		NGLs		Oil		Total Commodity
	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $	Revenue	Realized $
Excluding hedge impact	$594,966	$2.75	$150,785	$24.43	$351,194	$65.33	$1,096,945	$3.84
Gain (loss) on commodity derivatives settlements	2,547	0.01	(8,579)	(1.39)	9,883	1.83	3,851	0.01
Including hedge impact	$597,513	$2.76	$142,206	$23.04	$361,077	$67.16	$1,100,796	$3.85
Gain (Loss) on Derivatives
The table below sets forth the impact of settlements and fair value adjustments on derivatives for the periods presented:

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Net gain (loss) on commodity derivatives settlements	$(241,941)	$3,851	$(245,792)	(6,383)%
Net gain (loss) on interest rate swaps	55	105	(50)	(48)%
Total gain (loss) on settled derivatives(a)	$(241,886)	$3,956	$(245,842)	(6,214)%
Gain (loss) on fair value adjustments of unsettled derivatives(b)	(393,832)	(8,121)	(385,711)	4,750%
Total gain (loss) on derivatives	$(635,718)	$(4,165)	$(631,553)	15,163%
(a)Represents the cash settlement of derivatives that were settled during the period.
(b)Represents the change in fair value of derivatives, net of the carrying value of derivatives that were settled during the period.
The change in this metric was primarily driven by a decrease in the value of settled and unsettled derivatives due to increased oil commodity prices both during the period and based on forward commodity pricing movement.

Table of Contents	MD&A	Diversified Energy
Operating Expenses

	Nine Months Ended September 30,				Total Change		Per Mcfe Change
(In thousands, except per unit data)	2026	Per Mcfe	2025	Per Mcfe	$	%	$	%
Lease operating expenses	$410,126	$1.24	$330,409	$1.16	$79,717	24%	$0.08	7%
Production taxes	86,063	0.26	63,085	0.22	22,978	36%	0.04	18%
Midstream operating expenses	61,105	0.18	58,861	0.21	2,244	4%	(0.03)	(14)%
Transportation expenses	76,641	0.23	76,936	0.27	(295)	—%	(0.04)	(15)%
Accretion of asset retirement obligation	40,100	0.12	29,425	0.10	10,675	36%	0.02	20%
General and administrative expense	122,170	0.37	125,857	0.44	(3,687)	(3)%	(0.07)	(16)%
Depreciation, depletion and amortization	317,127	0.96	258,430	0.90	58,697	23%	0.06	7%
(Gain) loss on natural gas and oil properties and equipment	(151,749)	(0.46)	(78,174)	(0.27)	(73,575)	94%	(0.19)	70%
Total operating expenses	$961,583	$2.90	$864,829	$3.03	$96,754	11%	$(0.13)	(4)%
Lease Operating Expense (“LOE”): LOE includes costs incurred to maintain producing properties. Such costs include direct and contract labor, repairs and maintenance, water hauling, compression, automobile, insurance, and materials and supplies expenses.
The increase in LOE was primarily driven by the acquisitions of Maverick in the first quarter of 2025, Canvas in the fourth quarter of
2025, and Sheridan in the second quarter of 2026. The increase in LOE per Mcfe was primarily related to a greater exposure to liquids production as a result of these acquisitions. Areas with higher liquids output tend to incur elevated operating costs, although they also benefit from higher realized prices.
Production Taxes: Production taxes include severance and property taxes. Severance taxes are generally paid on produced natural gas, NGLs and oil production at fixed rates established by federal, state, or local taxing authorities. Property taxes are generally based on the taxing jurisdictions’ valuation of our natural gas and oil properties and midstream assets.
The increase in production taxes and production taxes per Mcfe was primarily related to an increase in severance taxes as a result of an increase in revenue due to higher commodity prices and the additional value of added liquids revenue due to the acquisitions discussed above.
Midstream Operating Expense: Midstream operating expenses are costs incurred to operate our owned midstream assets inclusive of employee and benefit expenses.
The decrease in midstream operating expense per Mcfe was primarily related to maintaining a consistent level of midstream assets while increasing overall production for the nine months ended September 30, 2026, following the acquisitions of Maverick in the first quarter of 2025, Canvas in the fourth quarter of 2025, and Sheridan in the second quarter of 2026. By keeping midstream operations relatively unchanged and expanding production volumes, the per unit cost of midstream operations declined.
Transportation Expense: Transportation expenses are costs incurred from third-party systems to gather, process and transport our natural gas, NGLs and oil.
The decrease in transportation expense per Mcfe was due to the sale of the Barnett assets in the second quarter of 2026, as these assets carried higher gathering and transportation costs. The decrease was also driven by a shift in the production mix toward liquids following the acquisitions of Maverick in the first quarter of 2025, Canvas in the fourth quarter of 2025, and Sheridan in the second quarter of 2026. Because transportation costs are primarily associated with the movement of natural gas volumes, the increased proportion of liquids resulted in lower transportation expense per Mcfe.
Accretion of Asset Retirement Obligation (“Accretion”): Accretion represents the change in the carrying amount of the asset retirement obligation over time. This expense reflects the gradual recognition of the future costs associated with retiring natural gas and oil wells.
The increase in accretion was primarily related to the acquisitions of Maverick in the first quarter of 2025, Canvas in the fourth quarter of 2025, and Sheridan in the second quarter of 2026. This increase was partially offset by the divestiture of the Barnett assets in the second quarter of 2026.
General & Administrative Expense (“G&A”): G&A includes overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our operations, franchise taxes, audit and other professional fees, legal compliance, equity compensation, and non-recurring costs primarily related to acquisitions.

Table of Contents	MD&A	Diversified Energy
The decrease in G&A and G&A per Mcfe was the result of significant transaction-related costs from the closing of the Maverick acquisition in the first quarter of 2025, as well as recognizing administrative synergies and leveraging our existing infrastructure in
2026, which offset the acquisition-related headcount increases.
Depreciation, Depletion & Amortization Expense (“DD&A”): DD&A expenses are non-cash charges that allocate the cost of assets and natural resources over their useful lives, reflecting their wear and tear, usage, or consumption.
The increase in DD&A was primarily related to a higher DD&A rate and a 16% increase in production over the period. The higher
DD&A rate reflected an increase in the depreciable base relative to estimated proved reserves, primarily related to the Sheridan acquisition in the second quarter of 2026, the Camino acquisition in the third quarter of 2026, and the sale of the Barnett assets in the second quarter of 2026. Production increased primarily due to the Maverick, Canvas, and Sheridan acquisitions and continued non-
operated development activity, partially offset by the sale of the Barnett assets and normal production declines.
Gain (Loss) on Natural Gas and Oil Properties and Equipment: Gains and (losses) on natural gas and oil properties and equipment represent the difference between cash proceeds and recorded basis of sales of natural gas and oil properties and equipment.
The increase in this metric was primarily related to increased acreage sales, as we strategically pursue the divestiture of select non-
core, undeveloped acreage within our operating portfolio. For the nine months ended September 30, 2026, we recognized a gain of
$146 million from acreage sales compared to $84 million for the nine months ended September 30, 2025. The sale of the Barnett assets resulted in a gain of $20 million for the nine months ended September 30, 2026.
Other Income (Expense)

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Income (loss) from equity affiliate	$(37,267)	$—	$(37,267)	—%
Interest expense	(185,851)	(154,885)	(30,966)	20%
Loss on debt extinguishment	(24,643)	(26,971)	2,328	(9)%
Other income (expense)	1,372	2,029	(657)	(32)%
Total other income (expense)	$(246,389)	$(179,827)	$(66,562)	37%
Income (Loss) from Equity Affiliate
The Company recognized losses of $37 million for the nine months ended September 30, 2026, related to the Company's 40% equity interest in DP Eagle, which was acquired on July 2, 2026. These losses were primarily the result of a decrease in the Company’s share of the value of DP Eagle’s unsettled derivatives due to increased liquids commodity prices during the period.
The summarized financial information for DP Eagle is as follows:

Nine Months Ended
(In thousands)	September 30, 2026
Commodity revenue	$113,350
Gain (loss) on derivatives(a)	(137,180)
Total revenue	(23,830)
Operating expenses	(51,929)
Operating income (loss)	(75,759)
Interest expense	(14,480)
Other income (expense)	(2,928)
Net income (loss)	$(93,167)

DEC share of net income (loss)	$(37,267)
DEC operating distributions received from DP Eagle	$6,571
DEC management fees received from DP Eagle	$2,029
(a)Includes losses on fair value adjustments of unsettled derivatives of $123 million and losses on settled derivatives of $14 million.

Table of Contents	MD&A	Diversified Energy
Interest Expense

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Interest incurred
Borrowings	$189,461	$157,734	$31,727	20%
Other	1,231	1,036	195	19%
Total interest incurred	190,692	158,770	31,922	20%
Less: Capitalized interest	(4,841)	(3,885)	(956)	25%
Interest expense	$185,851	$154,885	$30,966	20%
The increase in interest expense was primarily related to the issuance of the ABS X Notes in February 2025, the assumption of the
ABS Maverick Notes as a result of the Maverick acquisition in March 2025, the issuance of the Nordic Bonds in April 2025 and the tap-on offering in February 2026, the issuance of the ABS XI Notes as a result of the Canvas acquisition in November 2025, and the issuance of the ABS XII Notes in May 2026. This increase was partially offset by the retirement of the ABS I Notes, ABS II Notes,
Term Loan I, and Term Loan II in the first quarter of 2025, the retirement of the ABS Maverick Notes, ABS IV Notes, and ABS VI
Notes in the second quarter of 2026, as well as lower outstanding balances on our previously existing ABS structures and Credit
Facility.
As of September 30, 2026 and December 31, 2025, total borrowings were approximately $3 billion. For the nine months ended
September 30, 2026, the weighted average interest rate on borrowings was 7.47% compared to 7.76% for the nine months ended
September 30, 2025. As of September 30, 2026, 72% of our borrowings resided in non-recourse, fixed-rate, hedge-protected, amortizing structures compared to 71% as of September 30, 2025.
Loss on Debt Extinguishment
In February 2025, the proceeds from the ABS X Notes were used to repay the outstanding principal of the ABS I & II Notes and Term
Loan I, retiring these from our outstanding debt and resulting in a loss on debt extinguishment of $27 million.
In May 2026, the proceeds from the ABS XII Notes were used to repay the outstanding principal of the ABS Maverick Notes and
ABS VI Notes, thereby retiring the ABS Maverick Notes and ABS VI Notes from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of $21 million. Additionally, in June 2026, proceeds from the Barnett assets divestiture were used to repay the outstanding principal of the ABS IV Notes, thereby retiring the ABS IV Notes from the Company’s outstanding debt and resulting in a loss on the early retirement of debt of $2 million.
Income Tax Benefit (Expense)
The effective tax rates can be materially impacted by the recognition of the marginal well tax credit available to qualified producers as reflected in our effective tax rates for the nine months ended September 30, 2026 and 2025. The federal government provides these credits to incentivize companies to continue operating lower-output wells during periods of low prices. This support helps sustain production, preserve the jobs associated with these operations, and ensure that communities continue to receive state and local tax income. Such revenue is vital for funding schools, law enforcement, social initiatives, and other essential public services.
The provision for income taxes in the Condensed Consolidated Statements of Comprehensive Income (Loss) is summarized below:

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Income (loss) before taxation	$(260,408)	$104,326	$(364,734)	(350)%
Income tax benefit (expense)	145,134	42,021	103,113	245%
Effective tax rate	55.7%	(40.3)%
The income tax benefit for the nine months ended September 30, 2026 represented a favorable change compared to a benefit for the nine months ended September 30, 2025. The change was primarily driven by the movement in income (loss) before taxation and the recognition of marginal well credits.

Table of Contents	MD&A	Diversified Energy
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operating activities and available capacity under our Credit Facility. As of
September 30, 2026, we had approximately $506 million of liquidity, consisting of $6 million of cash on hand and $500 million of availability under our Credit Facility. In September 2026, we entered into definitive agreements to acquire Birch for a gross purchase price of approximately $1.8 billion, subject to customary purchase price adjustments, and paid a deposit of $50 million. We expect to fund the acquisition primarily through the issuance of approximately $1.5 billion of ABS financing through our partnership with
Carlyle, together with available liquidity under our Credit Facility.
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
We closely monitor our working capital to ensure it remains sufficient to support our strategic initiatives, business operations, dividend payments to stockholders and repurchases of common stock. In addition, we maintain a disciplined approach to managing operating costs and allocating capital resources, with a focus on investments that support our objectives and generate appropriate returns.
Capital expenditures were $138 million for the nine months ended September 30, 2026, compared to $138 million for the nine months ended September 30, 2025. Capital expenditures remained consistent year over year, with 2026 expenditures including the development of new wells via a non-operated development agreement that came with the undeveloped locations acquired in the
Maverick acquisition. Additionally, during the third quarter of 2026, we began an operated development program in Oklahoma. Under this program, we plan to drill wells on our owned acreage, where we control the pace of development, costs, and capital allocation. We expect to meet our capital expenditure needs, including our operated and non-operated development programs, for the foreseeable future through cash flows from operations and existing liquidity. Our future capital requirements will depend on several factors, including the scope and pace of development activities, the pace of our growth, commodity price fluctuations, and future acquisitions.
The majority of our current capital expenditures are directed toward upstream and midstream operations, including pipelines and compression, as well as operated and non-operated development activities. The remaining expenditures are focused on production optimization, technology, plugging requirements, fleet, emissions reduction initiatives and development activities.
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
Our future operating performance will be affected by prevailing economic conditions in the natural gas and oil industry, along with other financial and business factors, some of which are beyond our control. Refer to the Company’s “Risk Factors” previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our Quarterly
Report on Form 10-Q for the quarter ended June 30, 2026.
For additional information regarding borrowings and debt covenants, refer to Note 11 in the Notes to the Condensed Consolidated
Financial Statements.
Liquidity

	As of
(In thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$5,794	$29,697
Available borrowings under the Credit Facility(a)	499,872	304,912
Liquidity	$505,666	$334,609
(a)Represents available borrowings under the Credit Facility of $514 million as of September 30, 2026 less outstanding letters of credit of $14 million as of such date. Represents available borrowings under the Credit Facility of $340 million as of
December 31, 2025 less outstanding letters of credit of $35 million as of such date.

Table of Contents	MD&A	Diversified Energy
Cash Flows

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Net cash provided by operating activities	$393,305	$282,379	$110,926	39%
Net cash used in investing activities	(391,889)	(367,711)	(24,178)	7%
Net cash provided by (used in) financing activities	(68,327)	179,848	(248,175)	(138)%
Net change in cash, cash equivalents and restricted cash	$(66,911)	$94,516	$(161,427)	(171)%
Net Cash Provided by Operating Activities
The change in operating activities was primarily related to increased revenues as a result of increased liquids pricing and production stemming from the Maverick acquisition in the first quarter of 2025, the Canvas acquisition in the fourth quarter of 2025, and the
Sheridan acquisition in the second quarter of 2026, as well as our continued non-operated development investment.
Net Cash (Used in) Investing Activities
The change in investing activities was primarily related to increased acquisition activity in 2026, which included the Sheridan and
Camino acquisitions and a deposit for the pending Birch acquisition, as compared to the same period in 2025, which included the
Summit and Maverick acquisitions. Substantially offsetting this increased outflow were increased cash proceeds from the sale of the
Barnett assets and undeveloped acreage during the nine months ended September 30, 2026.
Net Cash (Used in) Provided by Financing Activities
The change in financing activities was primarily related to a decrease in net proceeds received from borrowing activity in 2026, when we received proceeds from the tap-on offering of Nordic Bonds and the issuance of the ABS XII Notes, as compared to 2025, when we received proceeds from the original issuance of Nordic Bonds, the issuance of the ABS X Notes, as well as our equity offering, partially offset by hedge modification payments and deferred financing costs incurred in connection with the ABS X transaction.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that give rise to material off-balance sheet obligations. As of
September 30, 2026, our material off-balance sheet arrangements and transactions include firm transportation commitments of $286 million and letters of credit outstanding against our Credit Facility of $14 million. Refer to Contractual Obligations for additional information.
As of September 30, 2026, except for our investment in and other relationships with DP Eagle, as described in Note 3, there are no other material transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of capital resources.
Contractual Obligations
We have various contractual obligations in the normal course of our operations and financing activities. Significant contractual obligations as of September 30, 2026 were as follows:

(In thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Recorded contractual obligations
Accounts payable	$124,176	$—	$—	$—	$—	$—	$124,176
Accrued liabilities	196,431	—	—	—	—	—	196,431
Borrowings(a)	39,070	97,102	90,903	984,337	173,013	1,765,174	3,149,599
Operating leases	4,322	15,655	13,802	7,520	5,592	2,484	49,375
Finance leases	6,669	26,182	21,354	17,324	9,553	2,740	83,822
Asset retirement obligation(b)	4,605	28,734	26,102	51,003	19,334	3,472,491	3,602,269
Other liabilities(c)	83,148	24,154	—	—	—	—	107,302
Off-Balance Sheet contractual obligations
Firm transportation(d)	6,398	20,891	15,276	11,237	5,050	226,888	285,740
Total contractual obligations	$464,819	$212,718	$167,437	$1,071,421	$212,542	$5,469,777	$7,598,714
(a)The future maturities presented reflect scheduled principal amortization under the terms of each instrument and do not reflect the effect of the anticipated repayment dates of the ABS Notes, which occur between May 2029 and May 2031.

Table of Contents	MD&A	Diversified Energy
(b)Represents our asset retirement obligation on an undiscounted basis. On a discounted basis the liability is $906 million as of
September 30, 2026 as presented in the Condensed Consolidated Balance Sheets.
(c)Represents taxes payable, deferred tax liability, and other current and noncurrent liabilities.
(d)Represents reserved capacity to transport gas from production locations through pipelines to the ultimate sales meters.
For more detailed information on asset retirement obligations and borrowings refer to Notes 10 and 11 within the Notes to the
Condensed Consolidated Financial Statements.
Litigation and Regulatory Proceedings & Environmental Matters
For information regarding legal proceedings and environmental matters, refer to Note 13 to the Notes to the Condensed Consolidated
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
Commodity prices for natural gas, NGLs and oil can be volatile and may fluctuate due to relatively small changes in supply, weather conditions, economic conditions, and government actions. For the nine months ended September 30, 2026, our natural gas, NGLs, and oil revenue was $649 million, $226 million, and $655 million, respectively. Based on production, natural gas, NGLs and oil revenue for the nine months ended September 30, 2026 would have increased or decreased by approximately $65 million, $23 million, and $65 million, respectively, for each 10% increase or decrease in prices.
To mitigate the risk of fluctuations in commodity prices, we enter into derivatives. The total volumes hedged through the use of these instruments vary from period to period. Generally, our objective is to hedge approximately 60% to 80% of anticipated production volumes for the next 12 months, at least 50% for months 13 to 24, and a minimum of 30% for months 25 to 36. For additional information regarding derivatives, refer to Note 7 in the Notes to the Condensed Consolidated Financial Statements.
By removing price volatility from a significant portion of our expected production through 2028, we have mitigated, but not eliminated, the potential effects of changing prices on operating cash flow for those periods. While these derivative contracts help mitigate the negative effects of falling commodity prices, they also limit the benefits we would receive from increases in commodity prices.
As of September 30, 2026, the fair value of our natural gas derivatives was a net liability of $319 million, NGLs derivatives were in a net liability position of $140 million, and our oil derivatives were in a net liability position of $279 million. As of September 30, 2026, a 10% fluctuation in commodity prices would have a corresponding impact of approximately $32 million, $14 million, and $28 million on natural gas, NGLs and oil derivatives, respectively. We are also indirectly exposed to commodity price risk through our
40% equity interest in DP Eagle, which holds producing properties and a commodity derivative portfolio. Changes in commodity prices affect DP Eagle’s results, including the fair value of its derivatives, and therefore our income (loss) from equity affiliate;
however, our maximum exposure to loss is limited to the carrying amount of our investment, which was $8 million as of September
30, 2026 (see Note 3).

Table of Contents	Form 10-Q	Diversified Energy Company
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. Our borrowings primarily consist of fixed-rate amortizing notes and a variable rate Credit Facility as illustrated below.

	As of September 30, 2026
(in thousands)	Borrowings	Interest Rate(a)
ABS Notes, Nordic Bonds, & other(b)	$2,763,599	7.56%
Credit Facility	$386,000	6.87%
(a)The interest rate on the ABS Notes, Nordic Bonds, and other notes payable represents the weighted average fixed rate of the notes, while the interest rate presented for the Credit Facility represents the floating rate as of September 30, 2026.
(b)Includes $65 million in notes payable issued by a third-party financial institution in September 2026 collateralized by a natural gas processing plant and various natural gas compressors and related support equipment in the Haynesville and Cotton Valley basin, as of September 30, 2026.
For additional information regarding the Company’s borrowings, refer to Note 11 in the Notes to the Condensed Consolidated
Financial Statements.
As of September 30, 2026, a 100 basis point adjustment in the borrowing rate for the Credit Facility would result in a corresponding annual effect on interest expense of approximately $4 million. This represents a reasonably possible change in interest rate risk.
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
As of September 30, 2026, the fair value of our interest rate swaps was immaterial. For additional information regarding derivatives, refer to Note 7 in the Notes to the Condensed Consolidated Financial Statements.
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
Counterparty non-performance risk is considered in the valuation of our derivative instruments, but has not had an impact on the value of our derivatives. We also attempt to limit our exposure to non-performance by any single counterparty. As of September 30, 2026, our commodity contracts and derivative instruments were spread among 14 counterparties.
For additional information regarding derivatives, refer to Note 7 in the Notes to the Condensed Consolidated Financial Statements.
Accounts receivable from customers represent amounts due for the purchase of these commodities, and their collectability depends on the financial condition of each customer. We review the financial condition of customers before extending credit and generally do not require collateral to support our accounts receivable. As of September 30, 2026, we had one customer that comprised over 10% of our total accounts receivable from customers. Net of the applicable allowance for credit losses, our accounts receivable from customers were $421 million as of September 30, 2026.
The Company is also exposed to credit risk from joint interest owners, which are entities that own a working interest in the properties operated by the Company. Joint interest receivables are classified under accounts receivable, net, in the Condensed Consolidated
Balance Sheets. The Company has the ability to withhold future revenue payments to recover any non-payment of joint interest receivables. As of September 30, 2026, our joint interest receivables, net of the applicable allowance for credit losses, were $72 million.
Accounts receivable are current, and the Company believes these net receivables are collectible.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in the U.S. Securities Exchange Act of 1934, as amended
(“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and

Table of Contents	Form 10-Q	Diversified Energy Company
Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures in relation to Exchange Act Rule 13a-15(b), and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from the interpretation of federal and state laws and regulations affecting the crude oil and natural gas exploration and development industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to crude oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely in a manner in accordance with legal precedent, will have a material adverse effect on our financial condition, results of operations or cash flows.
Except as provided above, there have been no material developments with respect to the information previously reported under Part I,
Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors
There have been no material changes to the Company’s “Risk Factors” previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our Quarterly Report on Form 10-Q for the quarter ended June
30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
Following are our monthly share repurchases of common stock for the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July	618,502	$13.95	618,502	2,186,611
August	—	$—	—	2,186,611
September	80,000	$13.98	80,000	2,106,611
Total	698,502	$13.95	698,502
All repurchases of common stock were made using cash on hand and liquidity at the time of purchase. Our repurchases of common stock may occur through open market purchases, private transactions, or pursuant to a Rule 10b5-1 trading plan.
On February 25, 2026, the Board of Directors approved a stock repurchase program (the “2026 Repurchase Program”) authorizing the
Company to repurchase up to 7,800,000 shares. The 2026 Repurchase Program authorizes the repurchase of common stock through
March 1, 2027. Repurchases of common stock under the program may be made, from time to time, in privately negotiated transactions, in open market transactions, or by other means, including through trading plans intended to qualify under Rule 10b-18 and/or Rule 10b5-1 of the U.S. Securities Exchange Act of 1934, as amended. The amount and timing of any repurchases made under the program will be in the Company’s sole discretion and will depend on a variety of factors, including legal requirements, market conditions, other investment opportunities, available liquidity, and the prevailing market price of the common stock. The program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time at the Company’s discretion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Table of Contents	Form 10-Q	Diversified Energy Company
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

Exhibit No.			Incorporated by reference			Filed	Furnished
		Description	Form	Exhibit	Filing Date	Herewith	Only
2.1		Agreement and Plan of Merger dated September 2, 2026, by and among Diversified Energy Company, DEC Merger Sub, Inc., Birch Permian Holdings, Inc., Birch 2026 Stockholder Representative LLC, and Wolfberry Investments Inc.	8-K File No. 001-41870	2.1	9/9/2026
2.2		Purchase Agreement dated September 2, 2026, by and among Diversified Energy Company, each of the sellers party thereto, and Jason Cansler	8-K File No. 001-41870	2.2	9/9/2026
2.3		Membership Interests Purchase Agreement dated September 2, 2026, by and among Diversified Energy Company, Birch Permian II, LLC, Milkwater, LLC, and Birch II EOC, LLC	8-K File No. 001-41870	2.3	9/9/2026
3.1		Amended and Restated Certificate of Incorporation of Diversified Energy Company	8-K File No. 001-41870	3.1	11/24/2025
3.2		Amended and Restated Bylaws of Diversified Energy Company	8-K File No. 001-41870	3.2	11/24/2025
4.1	†	Base Indenture dated July 2, 2026, by and among DP Eagle LLC, as Issuer, DP Eagle AssetCo I LLC and DP Eagle AssetCo II LLC, as Guarantors, and UMB Bank, N.A., as Indenture Trustee and Securities Intermediary	8-K File No. 001-41870	4.1	7/6/2026
4.2	†	Series 2026-1 Supplement dated July 2, 2026, by and among DP Eagle LLC, as Issuer, DP Eagle AssetCo I LLC and DP Eagle AssetCo II LLC, as Guarantors, and UMB Bank, N.A., as Indenture Trustee	8-K File No. 001-41870	4.2	7/6/2026
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					✓
101		Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†
Certain schedules and attachments have been omitted. The registrant hereby undertakes to provide further information regarding such omitted materials to the Securities and Exchange Commission upon request.

Table of Contents	Form 10-Q	Diversified Energy Company
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 4, 2026

DIVERSIFIED ENERGY COMPANY
(Registrant)

/s/ Bradley G. Gray
Bradley G. Gray
President and Chief Financial Officer